Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND V LTD
filed 1995-05-11
CIK 64310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended              March 31, 1995
                             -------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-8229




                        MCNEIL REAL ESTATE FUND V, LTD.
 --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                        94-6356980
 ---------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas  75240
 ---------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214)  448-5800
                                                     -----------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ----

                        MCNEIL REAL ESTATE FUND V, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                            March 31,         December 31,
                                                                           -------------------------------
                                                                              1995                1994
                                                                           -----------         -----------

ASSETS
   Real estate investments:
   Land.....................................................               $11,022,353         $11,022,353
   Buildings and improvements...............................                 8,858,304           8,799,260
                                                                             ---------           ---------
                                                                            19,880,657          19,821,613
   Less:  Accumulated depreciation..........................                (6,023,303)         (5,897,942)
                                                                            ----------          ----------
                                                                            13,857,354          13,923,671

Cash and cash equivalents...................................                 1,811,860           1,799,590
Cash segregated for security deposits.......................                   145,882             145,245
Accounts receivable.........................................                     2,203               4,326
Prepaid expenses and other asset............................                    63,011              31,953
Deferred borrowing costs (net of accumulated
   amortization of $22,504 and $20,326 at
   March 31, 1995 and December 31, 1994,
   respectively)............................................                   238,829             241,007
                                                                            ----------          ----------
                                                                           $16,119,139         $16,145,792
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable.......................................               $11,392,947         $11,424,420
Accounts payable............................................                    63,103              70,538
Accrued interest............................................                    68,836              63,663
Accrued expenses............................................                    36,270              21,617
Payable to affiliates - General Partner.....................                    16,406              17,212
Security deposits and deferred rental income................                   149,100             147,926
                                                                            ----------          ----------
                                                                            11,726,662          11,745,376
                                                                            ----------          ----------

Partners' equity:
   Limited partners - 20,000 limited partnership
     units authorized; 18,223 limited partnership
     units outstanding......................................                 4,375,492           4,383,431
   General Partner..........................................                    16,985              16,985
                                                                            ----------          ----------
                                                                             4,392,477           4,400,416
                                                                            ----------          ----------
                                                                           $16,119,139         $16,145,792
                                                                            ==========          ==========










The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND V, LTD.

                              STATEMENTS OF INCOME
                                  (Unaudited)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                               -----------------------------
                                                                                 1995                1994
                                                                               ----------          ---------
Revenue:
   Rental revenue...................................                           $1,035,205           $930,681
   Interest.........................................                               25,899             12,443
                                                                                ---------            -------
     Total revenue..................................                            1,061,104            943,124
                                                                                ---------            -------

Expenses:
   Interest.........................................                              203,705            193,236
   Depreciation.....................................                              125,361            110,853
   Property taxes...................................                               60,186             64,761
   Personnel expense................................                               90,850             86,553
   Utilities........................................                               81,557             77,180
   Repairs and maintenance..........................                               89,755            105,054
   Property management fees - affiliates............                               51,777             46,736
   Other property operating expenses................                               58,740             51,178
   General and administrative.......................                                7,104              8,884
   Partnership management fee.......................                               15,000             15,000
                                                                                   ------            -------
     Total expenses.................................                              784,035            759,435
                                                                                  -------            -------

Net income..........................................                             $277,069          $ 183,689
                                                                                  =======            =======

Net income allocable to limited partners............                             $277,069          $ 183,689
Net income allocable to General Partner.............                                    -                  -
                                                                                  -------            -------
Net income..........................................                             $277,069          $ 183,689
                                                                                  =======            =======

Net income per limited partnership unit.............                             $  15.20          $   10.08
                                                                                  =======            ========

Distributions per limited partnership unit..........                             $  15.64          $   15.64
                                                                                  =======            ========




















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND V, LTD.

                         STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994

                                                                                             Total
                                                   General             Limited               Partners'
                                                   Partner             Partners              Equity
                                                 ---------             ---------            ----------
Balance at December 31, 1993..............       $16,985              $3,978,206            $3,995,191

Net income................................             -                 183,689               183,689

Distributions.............................             -                (285,004)             (285,004)
                                                  ------               ---------             ---------

Balance at March 31, 1994.................       $16,985              $3,876,891            $3,893,876
                                                  ======               =========             =========


Balance at December 31, 1994..............       $16,985              $4,383,431            $4,400,416

Net income................................             -                 277,069               277,069

Distributions.............................             -                (285,008)             (285,008)
                                                  ------               ---------             ---------

Balance at March 31, 1995.................       $16,985              $4,375,492            $4,392,477
                                                  ======               =========             =========





























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                              Three Months Ended
                                                                                    March 31,
                                                                        ----------------------------------
                                                                          1995                     1994
                                                                        ----------               ---------

Cash flows from operating activities:
   Cash received from tenants........................                   $1,035,443               $ 934,435
   Cash paid to suppliers............................                     (349,424)               (364,945)
   Cash paid to affiliates...........................                      (67,583)                (65,985)
   Interest received.................................                       25,899                  12,443
   Interest paid.....................................                     (196,354)               (252,081)
   Property taxes paid...............................                      (60,186)                (64,761)
                                                                           -------                 -------
Net cash provided by operating activities............                      387,795                 199,106
                                                                           -------                 -------

Net cash used in investing activities:
   Additions to real estate investments..............                      (59,044)                (45,798)
                                                                           -------                 -------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (31,473)                (89,379)
   Distributions.....................................                     (285,008)               (285,004)
                                                                          --------                --------
Net cash used in financing activities................                     (316,481)               (374,383)
                                                                          --------                --------

Net increase (decrease) in cash and cash
   equivalents.......................................                       12,270                (221,075)

Cash and cash equivalents at beginning of
   year..............................................                    1,799,590               1,542,656
                                                                         ---------               ---------

Cash and cash equivalents at end of year.............                   $1,811,860              $1,321,581
                                                                         =========               =========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                               Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                             1995                  1994
                                                                          --------                --------

Net income...........................................                     $277,069                $183,689
                                                                           -------                 -------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating activities:
   Depreciation......................................                      125,361                 110,853
   Amortization of deferred borrowing costs..........                        2,178                   4,356
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (637)                   (420)
     Accounts receivable.............................                        2,123                   5,319
     Prepaid expenses and other assets...............                      (31,058)                (60,623)
     Accounts payable................................                       (7,435)                    266
     Accrued interest................................                        5,173                 (63,201)
     Accrued expenses................................                       14,653                  15,018
     Payable to affiliates - General Partner.........                         (806)                 (4,249)
     Security deposits and deferred rental
       income........................................                        1,174                   8,098
                                                                           -------                 -------

       Total adjustments.............................                      110,726                  15,417
                                                                           -------                 -------

Net cash provided by operating activities............                     $387,795                $199,106
                                                                           =======                 =======
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND V, LTD.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- -------

McNeil Real Estate Fund V, Ltd. (the "Partnership") was organized September 12, 1974 as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an agreement of limited partnership dated September 12, 1974 (the "Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund V, Ltd. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain reclassifications have been made to prior period amounts to conform with current year presentation.

NOTE 4.
- -------

The Partnership pays property management fees equal to 5% of gross rental receipts of Sycamore Valley, the Partnership's residential property, to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing management and leasing services.

As compensation for administering the affairs of the Partnership, the General Partner receives a partnership management fee equal to 5% of cash from operations, as defined, but only if the limited partners receive distributions of cash from operations equal to a 6% per annum non-cumulative return on their adjusted invested capital.

The Partnership is obligated to pay commissions for real estate brokerage services to an affiliate of the General Partner in connection with the sale of the Partnership's property. Such commissions shall not exceed the lesser of (i) the normal and competitive rate for similar services in the locality where the services are performed, (ii) 50% of the standard commission or (iii) one-half of the total acquisition fees which could have been paid to the General Partner under the terms of the Partnership Agreement.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------

Property management fees.............................                      $51,777                 $46,736
Partnership management fees..........................                       15,000                  15,000
                                                                            ------                  ------
                                                                           $66,777                 $61,736
                                                                            ======                  ======

NOTE 5.
- -------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $3,325 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $1,100, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- -------------------

The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a
portfolio  of  income-producing   real  properties.   At  March  31,  1995,  the
Partnership owned one apartment property which is subject to a mortgage note.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues increased by $117,980 or 13% for the first three months of 1995 as compared to 1994. Rental revenue and interest income increased $104,524 and $13,456, respectively.

Rental revenue increased $104,524 or 11% due to the increase in the occupancy rate at Sycamore Valley. The occupancy rate increased to 98% in 1995 up from 93% for the same the same period in 1994.

Interest income increased by $13,456 or 108% for the three months ended March 31, 1995. This increase is due the increase in cash being invested in interest-bearing accounts and an increase in the interest rates.

Expenses:

Total Partnership expenses increased by $24,600 or 3% the first three months of 1995 as compared to the same period in 1994. The most significant increases occurred in depreciation, property management fees-affiliates, and other property operating expenses. The total increase in expense was offset by decreases in repair and maintenance and general and administrative expenses.

Depreciation expense for the three months ended March 31, 1995 increased by $14,508 or 13%, as compared to the same period last in 1994. This increase is due to capital improvements made at the property. As of March 31, 1995, the Partnership made $59,044 in capital improvements.

For the first three months of 1995 repairs and maintenance expense decreased $15,299 or 15%, as compared to the same period in 1994. This decrease is mainly due to a reduction in landscaping and the replacement of countertops at Sycamore Valley.

Due to an increase in occupancy property management fees-affiliates increased $5,041 or 11% over the same three month period in 1994. Property management fees are computed based on rental receipts of the property.

Other property operating expenses increased $7,562 or 15% for the first three months of 1995 as compared to 1994 due to the increase in earthquake insurance for Sycamore Valley.

General and administrative expense decreased $1,780 or 20% as compared to the same period last year due legal expenses incurred in the first three months of 1994, not incurred in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $387,795 for the first three months of 1995 as compared to $199,106 in 1994. The increase in 1995 was partially due to the increase in cash received from tenants and the reduction in the interest paid.

The Partnership expended $59,044 and $45,798 for capital improvements to Sycamore Valley in 1995 and 1994, respectively.

The Partnership distributed $285,008 and $285,004 to the limited partners in 1995 and 1994, respectively. Principal payments on the mortgage note payable declined by $57,906 in 1995 as compared to the same period last year. This decline is due to the reduction in the mortgage payment and the increase in the interest rate.

Short Term Liquidity:

At March 31, 1995, the Partnership held $1,811,860 of cash, up $12,270 since December 31, 1994. This balance provides for the working capital needs of the Partnership and allows for distributions to the limited partners. During 1995, operations from Sycamore Valley are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the property to preserve and enhance its value in the market. The Partnership has budgeted to spend approximately $230,000 on capital improvements in 1995, which are expected to be funded from operations of the property.

Long Term Liquidity:

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will receive funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

If operations should deteriorate and present resources not be adequate for current needs, the Partnership has no established lines of credit on which to draw for its working capital needs other than any available portion of the $5,000,000 revolving credit facility discussed above, and thus would require other sources of working capital. No such other sources have been identified.

Distributions:

During 1995, the limited partners received a cash distribution of $258,008. The distribution consisted of funds from operations Any cash not required for current operations is expected to continue to be distributed to the Partners on the semi-annual schedule presently followed. Distributions will be subject to maintenance of adequate levels of cash reserves, and such distributions will only be available from cash generated from operations.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)  Exhibits.


         Exhibit
         Number                     Description

         4.                         Partnership  Agreement  dated  September 12,
                                    1974 and amended and restated January 31, 1975. (1)

         11.                        Statement   regarding   computation  of  Net
                                    Income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited  partnership units outstanding.  Per
                                    unit  information has been computed based on
                                    18,223 limited partnership units outstanding
                                    in 1995 and 1994.

         (1)   Incorporated  by  reference  to the Annual  Report of McNeil Real
               Estate  Fund V, Ltd. on Form 10-K for the period  ended  December
               31, 1990, as filed with the Securities and Exchange Commission on March 29, 1991.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                        McNEIL REAL ESTATE FUND V, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND V, LTD.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner




May 11, 1995                                       By: /s/  Donald K. Reed
- ----------------------------                           --------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



May 11, 1995                                       By: /s/  Robert C. Irvine
- ----------------------------                           --------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



May 11, 1995                                        By: /s/  Brandon K. Flaming
- ----------------------------                            -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
