Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND V LTD
filed 1995-08-14
CIK 64310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended            June 30, 1995
                                -----------------------------------------------


                                       OR

     [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to_____________ Commission file number 0-8229




                        MCNEIL REAL ESTATE FUND V, LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                    94-6356980
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (214)  448-5800
                                                    ---------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND V, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,          December 31,
                                                                               1995                1994
                                                                           -----------         ------------
ASSETS

Real estate investments:
   Land.....................................................               $11,022,353         $11,022,353
   Buildings and improvements...............................                 9,002,277           8,799,260
                                                                             ---------           ---------
                                                                            20,024,630          19,821,613
   Less:  Accumulated depreciation..........................                (6,148,664)         (5,897,942)
                                                                            ----------          ----------
                                                                            13,875,966          13,923,671

Cash and cash equivalents...................................                 2,014,198           1,799,590
Cash segregated for security deposits.......................                   143,519             145,245
Accounts receivable.........................................                     2,395               4,326
Prepaid expenses and other asset............................                    91,838              31,953
Deferred borrowing costs (net of accumulated
   amortization of $24,682 and $20,326 at
   June 30, 1995 and December 31, 1994,
   respectively)............................................                   236,651             241,007
                                                                            ----------          ----------
                                                                           $16,364,567         $16,145,792
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable.......................................               $11,386,358         $11,424,420
Accounts payable............................................                    43,302              70,538
Accrued interest............................................                    72,487              63,663
Accrued expenses............................................                    33,831              21,617
Payable to affiliates - General Partner.....................                    16,514              17,212
Security deposits and deferred rental income................                   148,643             147,926
                                                                            ----------          ----------
                                                                            11,701,135          11,745,376
                                                                            ----------          ----------

Partners' equity:
   Limited partners - 20,000 limited partnership
     units authorized; 18,223 limited partnership
     units outstanding......................................                 4,646,447           4,383,431
   General Partner..........................................                    16,985              16,985
                                                                            ----------          ----------
                                                                             4,663,432           4,400,416
                                                                            ----------          ----------
                                                                           $16,364,567         $16,145,792
                                                                            ==========          ==========








The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND V, LTD.

                              STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three Months Ended                      Six Months Ended
                                                    June 30,                              June 30,
                                          -----------------------------        -----------------------------
                                              1995               1994             1995                1994
                                          ----------           --------        ----------         ----------

Revenue:
   Rental revenue................         $1,014,810           $951,702        $2,050,015         $1,882,383
   Interest......................             27,889             13,875            53,788             26,318
   Gain on legal settlement......              4,398                  -             4,398                  -
                                           ---------            -------         ---------          ---------
     Total revenue...............          1,047,097            965,577         2,108,201          1,908,701
                                           ---------            -------         ---------          ---------

Expenses:
   Interest......................            216,408            189,959           420,113            381,018
   Depreciation..................            125,361            110,853           250,722            221,706
   Property taxes................             53,457             64,761           113,643            129,522
   Personnel expenses............             77,413             73,209           168,263            159,762
   Utilities.....................             62,661             50,558           144,218            127,738
   Repairs and maintenance.......            123,312            104,639           213,067            209,693
   Property management
     fees - affiliates...........             50,415             47,200           102,192             93,936
   Other property operating
     expenses....................             59,721             50,866           118,461            102,044
   General and administrative....              7,394              4,523            14,498             13,407
   Partnership management
     fee.........................                  -                  -            15,000             15,000
                                           ---------            -------         ---------          ---------
     Total expenses..............            776,142            696,568         1,560,177          1,453,826
                                           ---------            -------         ---------          ---------

Net income.......................         $  270,955           $269,009        $  548,024         $  454,875
                                           =========            =======         =========          =========

Net income allocable to
   limited partners..............         $  270,955           $269,009        $  548,024         $  454,875
Net income allocable to
   General Partner...............                  -                  -                 -                  -
                                           ---------            -------         ---------          ---------
Net income.......................         $  270,955           $269,009        $  548,024         $  454,875
                                           =========            =======         =========          =========

Net income per limited
   partnership unit..............         $    14.63           $  14.76        $    30.07         $    24.96
                                           =========            =======         =========          =========

Distributions per limited
   partnership unit..............         $        -          $       -        $    15.64         $    15.64
                                           =========           ========         =========          =========













The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND V, LTD.

                         STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994


                                                                                                     Total
                                                       General                 Limited               Partners'
                                                       Partner                 Partners              Equity
                                                       --------               ---------            ----------
Balance at December 31, 1993..............              $16,985               $3,978,206           $3,995,191

Net income................................                    -                 454,875               454,875

Distributions.............................                    -                (285,004)             (285,004)
                                                         ------                --------              --------

Balance at June 30, 1994..................              $16,985              $4,148,077            $4,165,062
                                                         ======               =========             =========


Balance at December 31, 1994..............              $16,985              $4,383,431            $4,400,416

Net income................................                    -                 548,024               548,024

Distributions.............................                    -                (285,008)             (285,008)
                                                         ------               ---------             ---------

Balance at June 30, 1995..................              $16,985              $4,646,447            $4,663,432
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

                        MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                               Six Months Ended
                                                                                     June 30,
                                                                        ----------------------------------
                                                                            1995                   1994
                                                                        ----------              ----------

Cash flows from operating activities:
   Cash received from tenants........................                   $2,054,693              $1,875,877
   Cash received from legal settlement...............                        4,398                       -
   Cash paid to suppliers............................                     (733,718)               (614,479)
   Cash paid to affiliates...........................                     (117,890)               (113,497)
   Interest received.................................                       53,788                  26,318
   Interest paid.....................................                     (406,933)               (439,863)
   Property taxes paid...............................                     (113,643)               (132,406)
                                                                         ---------               ---------
Net cash provided by operating activities............                      740,695                 601,950
                                                                         ---------               ---------

Net cash used in investing activities:
   Additions to real estate investments..............                     (203,017)               (163,035)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (38,062)               (157,693)
   Distributions.....................................                     (285,008)               (285,004)
                                                                         ---------               ---------
Net cash used in financing activities................                     (323,070)               (442,697)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash
   equivalents.......................................                      214,608                  (3,782)

Cash and cash equivalents at beginning of
   year..............................................                    1,799,590               1,542,656
                                                                         ---------               ---------

Cash and cash equivalents at end of year.............                   $2,014,198              $1,538,874
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

                        MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------

Net income...........................................                     $548,024                $454,875
                                                                           -------                 -------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating
   activities:
   Depreciation......................................                      250,722                 221,706
   Amortization of deferred borrowing costs..........                        4,356                   4,356
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        1,726                  (6,990)
     Accounts receivable.............................                        1,931                   2,876
     Prepaid expenses and other assets...............                      (59,885)                (23,497)
     Accounts payable................................                      (27,236)                  5,010
     Accrued interest................................                        8,824                 (63,201)
     Accrued expenses................................                       12,214                   3,766
     Payable to affiliates - General Partner.........                         (698)                 (4,561)
     Security deposits and deferred rental
       income........................................                          717                   7,610
                                                                           -------                 -------

       Total adjustments.............................                      192,671                 147,075
                                                                           -------                 -------

Net cash provided by operating activities............                     $740,695                $601,950
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

                                 June 30, 1995

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

As compensation for administering the affairs of the Partnership, the General Partner receives a partnership management fee equal to 5% of cash from operations, as defined, but only if the limited partners receive distributions of cash from operations equal to a 6% per annum non-cumulative return on their adjusted invested capital. In addition, the General Partner is entitled to receive a subordinated incentive fee. This fee is equal to 10% of the remaining cash from sales and refinancings in excess of the cost of all Partnership properties, as defined. The cash from sales or refinancing distributed to the limited partners has exceeded the subordination requirement.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                         Six Months Ended
                                                                              June 30,
                                                                  -------------------------------
                                                                    1995                   1994
                                                                  --------               --------

Property management fees.............................             $102,192               $ 93,936
Partnership management fees..........................               15,000                 15,000
                                                                   -------                -------
                                                                  $117,192               $108,936
                                                                   =======                =======

NOTE 5.
-------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $3,325 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $1,100, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May for $1,073, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $4,398.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1995, the Partnership owned one apartment property which is subject to a mortgage note.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $199,500 or 10% for the first six months of 1995 as compared to 1994. Rental revenue and interest income increased $167,632 and $27,470, respectively.

Rental revenue increased $167,632 or 9% due to the increase in the occupancy rate and a reduction in discounts and concessions at Sycamore Valley. The occupancy rate increased to 96% in 1995 up from 92% for the same the same period in 1994.

Interest  income  increased by $27,470 or 104% for the six months ended June 30,
1995.   This   increase  is  due  the   increase  in  cash  being   invested  in
interest-bearing accounts and an increase in the interest rates.

The Partnership also recognized a gain on legal settlement of $4,398 as a result of the settlement with Southmark received in 1995.

Expenses:

Total Partnership expenses increased by $106,351 or 7% the first six months of 1995 as compared to the same period in 1994. The most significant increases occurred in mortgage interest, depreciation, utilities, property management fees-affiliates, other property operating expenses, and general and administrative expenses. The total increase in expense was offset by decreases in property tax expense.

Interest expense for the six months and three months ended June 30, 1995, increased $39,095 or 10% and $26,449 or 14% as compared to 1994, respectively. The increase is due to an increase in the index used to calculate interest expense on the mortgage. The mortgage note interest rate was 7.564% and 6.502% at June 31, 1995 and 1994, respectively.

Depreciation expense for the six months and three months ended June 30, 1995 increased by $29,016 or 13% and $14,508 or 13%, as compared to the same period in 1994, respectively. This increase is due to capital improvements made at the property. As of June 30, 1995, the Partnership made $203,017 in capital improvements for the year.

Property tax expense decreased by $15,879 or 12% and $11,304 or 17% for the six months and three months ended June 30, 1995 as compared to the same period in 1994, respectively. The decrease is due to 1994 supplemental taxes on land purchased in 1993. This supplement taxes were not incurred in 1995.

Due to an increase in the occupancy rate, utilities increased $16,480 or 13% for the six months of 1995 as compared to the same period in 1994. The increase is primarily due to an increase in gas & oil rates and aging boilers at the property. These boilers are being replaced during the third quarter and utility rates should level off for the remaining portion of the year.

For the first six months of 1995 repairs and maintenance increased only 2% as compared to the first six months of 1994; however, repairs and maintenance for the three months ended June 30, 1995 increased $18,673 or 18%. The increase for the three months ended June 30, 1995 is due an increase in grounds maintenance, equipment rental, and the make-ready costs associated with the turn-over of apartment units.

Due to an increase in occupancy property management fees-affiliates increased $8,256 or 9% over the same six month period in 1994. This is due to an increase in rental receipts of the property which is the basis for the property management computation.

Other property operating expenses increased $16,417 or 16% for the first six months of 1995 as compared to 1994 due to the increase in earthquake insurance for Sycamore Valley. This increase was partially offset by decreases in bad debt and advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $740,695 for the first six months of 1995 as compared to $601,950 in 1994. The increase in 1995 was partially due to the increase in cash received from tenants and the reduction in the property taxes paid.

The Partnership expended $203,017 and $163,035 for capital improvements to Sycamore Valley in 1995 and 1994, respectively.

The Partnership distributed $285,008 and $285,004 to the limited partners in 1995 and 1994, respectively. Principal payments on the mortgage note payable declined by $119,631 in 1995 as compared to the same period last year. This decline is due to the reduction in the mortgage payment and the increase in the interest rate.

Short Term Liquidity:

At June 30, 1995, the Partnership held $2,014,198 of cash, up $214,608 since December 31, 1994. This balance provides for the working capital needs of the Partnership and allows for distributions to the limited partners. During 1995, operations from Sycamore Valley are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the property to preserve and enhance its value in the market. The Partnership has budgeted to spend approximately $230,000 on capital improvements in 1995, which are expected to be funded from operations of the property.

Long Term Liquidity:

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will receive funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
-------  -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 8,200 units of limited partnership interest in the Partnership (approximately 45 percent of the Partnership's units) at $400 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended June 30, 1995.

         (1) Incorporated by reference to the Annual Report of McNeil Real Estate Fund V, Ltd. on Form 10-K for the period ended December 31, 1990, as filed with the Securities and Exchange Commission on March 29, 1991.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                        McNEIL REAL ESTATE FUND V, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND V, LTD.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



August 14, 1995                                    By:  /s/  Donald K. Reed
---------------------                                   -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



August 14, 1995                                    By:  /s/  Robert C. Irvine
---------------------                                   -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



August 14, 1995                                    By:  /s/  Brandon K. Flaming
---------------------                                   -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.

