Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND V LTD
filed 1995-11-13
CIK 64310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended                 September 30, 1995
                            ---------------------------------------------------


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

                        MCNEIL REAL ESTATE FUND V, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,       December 31,
                                                                              1995                1994
                                                                          -------------       ------------

ASSETS
Real estate investments:
   Land.....................................................               $11,022,353         $11,022,353
   Buildings and improvements...............................                 9,086,929           8,799,260
                                                                            ----------          ----------
                                                                            20,109,282          19,821,613
   Less:  Accumulated depreciation..........................                (6,286,945)         (5,897,942)
                                                                            ----------          ----------
                                                                            13,822,337          13,923,671

Cash and cash equivalents...................................                 2,334,379           1,799,590
Cash segregated for security deposits.......................                   143,957             145,245
Accounts receivable.........................................                     4,875               4,326
Prepaid expenses and other asset............................                    77,942              31,953
Deferred borrowing costs (net of accumulated
   amortization of $26,859 and $20,326 at
   September 30, 1995 and December 31, 1994,
   respectively)............................................                   234,474             241,007
                                                                            ----------          ----------
                                                                           $16,617,964         $16,145,792
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable.......................................               $11,380,957         $11,424,420
Accounts payable............................................                    34,991              70,538
Accrued interest............................................                    72,498              63,663
Accrued property taxes......................................                    57,587                   -
Accrued expenses............................................                    73,416              21,617
Payable to affiliates - General Partner.....................                    16,209              17,212
Security deposits and deferred rental income................                   146,119             147,926
                                                                            ----------          ----------
                                                                            11,781,777          11,745,376
                                                                            ----------          ----------

Partners' equity:
   Limited partners - 20,000 limited partnership
     units authorized; 18,223 limited partnership
     units outstanding......................................                 4,819,202           4,383,431
   General Partner..........................................                    16,985              16,985
                                                                            ----------          ----------
                                                                             4,836,187           4,400,416
                                                                            ----------          ----------
                                                                           $16,617,964         $16,145,792
                                                                            ==========          ==========








The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND V, LTD.

                              STATEMENTS OF INCOME
                                  (Unaudited)

                                             Three Months Ended                      Nine Months Ended
                                               September 30,                            September 30,
                                          -----------------------------        -----------------------------
                                             1995                1994             1995               1994
                                          ----------           --------        ----------         ----------

Revenue:
   Rental revenue................         $1,000,943           $966,384        $3,050,958         $2,848,767
   Interest......................             31,593             12,407            85,381             38,725
   Gain on legal settlement......                  -                  -             4,398                  -
                                           ---------            -------         ---------          ---------
     Total revenue...............          1,032,536            978,791         3,140,737          2,887,492
                                           ---------            -------         ---------          ---------

Expenses:
   Interest......................            219,284            195,377           639,397            576,395
   Depreciation..................            138,281            123,312           389,003            345,018
   Property taxes................             57,586             64,761           171,229            194,283
   Personnel expenses............             83,689             81,190           251,952            240,952
   Utilities.....................             68,430             49,773           212,648            177,511
   Repairs and maintenance.......            120,267            116,639           333,334            326,332
   Property management
     fees - affiliates...........             49,057             48,565           151,249            142,501
   Other property operating
     expenses....................             70,381             44,933           188,842            146,977
   General and administrative....             52,806              4,746            67,304             18,153
   Partnership management
     fee.........................                  -             15,000            15,000             30,000
                                           ---------            -------         ---------          ---------
     Total expenses..............            859,781            744,296         2,419,958          2,198,122
                                           ---------            -------         ---------          ---------

Net income.......................         $  172,755           $234,495        $  720,779         $  689,370
                                           =========            =======         =========          =========

Net income allocable to
   limited partners..............         $  172,755           $234,495        $  720,779         $  689,370
Net income allocable to
   General Partner...............                  -                  -                 -                  -
                                           ---------            -------         ---------          ---------
Net income.......................         $  172,755           $234,495        $  720,779         $  689,370
                                           =========            =======         =========          =========

Net income per limited
   partnership unit..............         $     9.48           $  12.86        $    39.55         $     37.83
                                           =========            =======         =========          ==========

Distributions per limited
   partnership unit..............         $        -           $  15.64        $    15.64         $     31.28
                                           =========            =======         =========          ==========













The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND V, LTD.

                         STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994


                                                                                                   Total
                                                        General               Limited              Partners'
                                                        Partner               Partners             Equity
                                                       --------              ----------            ----------

Balance at December 31, 1993..............              $16,985              $3,978,206            $3,995,191

Net income................................                    -                 689,370               689,370

Distributions.............................                    -                (570,008)             (570,008)
                                                         ------               ---------             ---------

Balance at September 30, 1994.............              $16,985              $4,097,568            $4,114,553
                                                         ======               =========             =========


Balance at December 31, 1994..............              $16,985              $4,383,431            $4,400,416

Net income................................                    -                 720,779               720,779

Distributions.............................                    -                (285,008)             (285,008)
                                                         ------               ---------             ---------

Balance at September 30, 1995.............              $16,985              $4,819,202            $4,836,187
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

                        MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        ----------              ----------
Cash flows from operating activities:
   Cash received from tenants........................                   $3,049,002              $2,852,792
   Cash received from legal settlement...............                        4,398                       -
   Cash paid to suppliers............................                   (1,082,929)               (956,940)
   Cash paid to affiliates...........................                     (167,252)               (160,158)
   Interest received.................................                       85,381                  38,725
   Interest paid.....................................                     (624,029)               (564,433)
   Property taxes paid...............................                     (113,642)               (132,406)
                                                                         ---------               ---------
Net cash provided by operating activities............                    1,150,929               1,077,580
                                                                         ---------               ---------

Net cash used in investing activities:
   Additions to real estate investments..............                     (287,669)               (304,471)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (43,463)               (203,854)
   Distributions.....................................                     (285,008)               (570,008)
                                                                         ---------               ---------
Net cash used in financing activities................                     (328,471)               (773,862)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash
   equivalents.......................................                      534,789                    (753)

Cash and cash equivalents at beginning of
   year..............................................                    1,799,590               1,542,656
                                                                         ---------               ---------

Cash and cash equivalents at end of year.............                   $2,334,379              $1,541,903
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

                        MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                        ----------------------------------
                                                                           1995                   1994
                                                                        ----------              ----------

Net income...........................................                   $  720,779              $  689,370
                                                                         ---------               ---------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating activities:
   Depreciation......................................                      389,003                 345,018
   Amortization of deferred borrowing costs..........                        6,533                  13,067
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        1,288                 (17,615)
     Accounts receivable.............................                         (549)                  4,401
     Prepaid expenses and other assets...............                      (45,989)                (43,957)
     Accounts payable................................                      (35,547)                (16,088)
     Accrued interest................................                        8,835                  (1,104)
     Accrued property taxes..........................                       57,587                  61,877
     Accrued expenses................................                       51,799                   3,720
     Payable to affiliates - General Partner.........                       (1,003)                 12,343
     Security deposits and deferred rental
       income........................................                       (1,807)                 26,548
                                                                         ---------               ---------

       Total adjustments.............................                      430,150                 388,210
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,150,929              $1,077,580
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

                               September 30, 1995

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                          Nine Months Ended
                                                                            September 30,
                                                                  -------------------------------
                                                                    1995                    1994
                                                                  --------               --------
Property management fees.............................             $151,249               $142,501
Partnership management fees..........................               15,000                 30,000
                                                                   -------                -------
                                                                  $166,249               $172,501
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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At September 30, 1995, the Partnership owned one apartment property which is subject to a mortgage note.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $253,245 or 9% and $53,745 or 5%, respectively, for the nine months and three months ended September 30, 1995. Rental revenue and interest income increased $202,191 or 7% and $46,656 or 120%, respectively.

Rental revenue for the first nine months of 1995 was $3,050,958 as compared to $2,848,767 for the same period in 1994. The increase in rental revenue for the nine months ended September 30, 1995 is due to an increase in the average occupancy rate and a reduction in discounts and concessions at Sycamore Valley. The average occupancy rate increased to 95% in 1995 up from 91% for the same period in 1994.

Interest income for the nine months and three months ended September 30, 1995 increased by $46,656 and $19,186, respectively. This increase is due the increase in cash being invested in interest-bearing accounts and an increase in the interest rates.

The Partnership also recognized a gain on legal settlement of $4,398 as a result of the settlement with Southmark received in 1995.

Expenses:

Total Partnership expenses increased by $221,836 or 10% the first nine months of 1995 as compared to the same period in 1994. The most significant increases occurred in mortgage interest, depreciation, utilities, other property operating expenses, and general and administrative expenses. The total increase in expense was offset by decreases in property tax expense.

Interest expense for the nine months and three months ended September 30, 1995, increased $63,002 or 11% and $23,907 or 12% as compared to 1994, respectively. The increase is due to an increase in the index used to calculate interest expense on the mortgage. The mortgage note interest rate increased from 6.5% at September 30, 1994 to 7.7% at September 30, 1995.

Depreciation expense for the nine months ended September 30, 1995 increased by $43,985 or 13% as compared to the same period in 1994. This increase is due to capital improvements made at the property. As of September 30, 1995, the Partnership made $287,669 in capital improvements for the year.

Property tax expense decreased by $23,054 or 12% and $7,175 or 11% for the nine months and three months ended September 30, 1995 as compared to the same period in 1994. The decrease is due to 1994 supplemental taxes on land purchased in 1993. These supplemental taxes were not incurred in 1995.

Utility expense increased $35,137 or 20% and $18,657 or 37% for the nine and three months ended September 30, 1995 as compared to the same period in 1994. The increase is primarily due to an increase in gas rates of 7% and aging boilers at the property. These boilers are currently being replaced and utility rates should level off for the remaining portion of the year.

Other property operating expenses increased $41,865 or 28% and $25,448 or 57% for the nine and three months ended September 30, 1995 as compared to 1994 due to the increase in earthquake insurance for Sycamore Valley. This increase was partially offset by decreases in bad debt and advertising expenses.

General and administrative expenses increased $49,151 and $48,060 for the nine and three months ended September 30, 1995 as compared to the same period last year, respectively. The increase was due to costs incurred by the Partnership in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer as discussed in Item 5 - Other Information.

Partnership management fee decreased by $15,000 or 50% for the nine months ended September 30, 1995 due to the timing of the limited partners distribution, the basis for computing such fees. The distribution, which was scheduled for August 1995, was not paid until October 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $1,150,929 for the first nine months of 1995 as compared to $1,077,580 in 1994. The increase in 1995 was partially due to the increase in cash received from tenants and the reduction in the property taxes paid.

The Partnership expended $287,669 and $304,471 for capital improvements to Sycamore Valley in 1995 and 1994, respectively.

The Partnership distributed $285,008 and $570,008 to the limited partners in 1995 and 1994, respectively. Principal payments on the mortgage note payable declined by $160,391 in 1995 as compared to the same period last year. This decline is due to the reduction in the mortgage payment and the increase in the interest rate.

Short Term Liquidity:

     At September 30, 1995, the Partnership held $2,334,379 of cash, up $534,789 since December 31, 1994. This balance provides for the working capital needs of the Partnership and allows for distributions to the limited partners. During 1995, operations from Sycamore Valley are expected to provide positive cash flow from operations. Management will perform routine repairs and maintenance on the property to preserve and enhance its value in the market.

Long Term Liquidity:

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will receive funds under the facility because no amounts will be reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

If operations should deteriorate and present resources not be adequate for current needs, the Partnership has no established lines of credit on which to draw for its working capital needs other than any available portion of the $5,000,000 revolving credit facility discussed above, and thus would require other sources of working capital. No such other sources have been identified.

Distributions:

During 1995, the limited partners received a cash distribution of $258,008. The distribution consisted of funds from operations Any cash not required for current operations is expected to continue to be distributed to the Partners on the semi-annual schedule presently followed. The distribution scheduled for August was paid in October 1995 in the amount of $475,000. Distributions will be subject to maintenance of adequate levels of cash reserves, and such distributions will only be available from cash generated from operations.

                           PART II. OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

     The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the Appeals Court upheld all of the summary judgments in favor of BDO Seidman. In exchange for the plaintiff's agreement not to file any motions for rehearing or further appeals, BDO Seidman agreed that it will not pursue the counterclaims against the Partnership.

2) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, McNeil Investors and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the Partnership's limited partners. The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

     On August 18, 1995, McNeil Partners, McNeil Investors, the Partnerships, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     The High River tender offer expired on October 6, 1995. The Defendants believe that the action is moot and expect the matter to be dismissed shortly.

3)   Robert Lewis vs. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc., Robert
     A. McNeil et al - In the District Court   of   Dallas County, Texas, A-14th
     Judicial District, Cause No. 95-08535 (Class Action)

     Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships ("Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for Partnership equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. Plaintiff also claims that Defendants have breached the Partnership Agreements by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the Partnership assets for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P.,
     McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los
     Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as Nominal Defendants as listed above ("Partnerships"). Plaintiffs allege that Defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the Partnership Agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5) Alfred Napoletano vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6)   Warren Heller vs. McNeil Partners,  L.P., McNeil   Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real
     Estate Fund  XIV, Ltd.,  McNeil Real  Estate  Fund  XV,  Ltd.,  McNeil Real
     Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). Plaintiff alleges that Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and
     (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C.
     Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Partnerships and to transfer the tendered units of interest in the Partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Partnerships; and attorneys' fees.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.


ITEM 5.  OTHER INFORMATION
-------  -----------------

As previously disclosed, on an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 8,200 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $400 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, McNeil Investors, and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 608 units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)  Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

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

         27.                        Financial    Data   Schedule for the quarter
                                    ended September 30, 1995.

         (1) Incorporated by reference to the Annual Report of McNeil Real Estate Fund V, Ltd. on Form 10-K for the period ended December 31, 1990, as filed with the Securities and Exchange Commission on March 29, 1991.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                        McNEIL REAL ESTATE FUND V, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND V, LTD.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



November 13, 1995                                   By: /s/  Donald K. Reed
------------------------                                -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



November 13, 1995                                   By: /s/  Robert C. Irvine
------------------------                                -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



November 13, 1995                                   By: /s/  Brandon K. Flaming
------------------------                                -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.

