Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND V LTD
filed 1996-03-29
CIK 64310

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal ended                        December 31, 1995
                         ----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to_____________

     Commission file number  0-8229
                            --------


                         McNEIL REAL ESTATE FUND V, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                          94-6356980
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code     (214)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:      None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership
----------------------------------------------------------     units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

18,118 of the registrant's 18,223 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 34.





                                TOTAL OF 35 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund V, Ltd. (the "Partnership") was organized September 12, 1974, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992. Prior to March 26, 1992, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership which was governed by an agreement of limited partnership dated September 12, 1974 (the "Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

On February 21, 1975, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $20,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 16, 1976, with 18,213 Units sold at $1,000 each, or gross proceeds of $18,213,000 to the Partnership. In addition, the original general partners purchased a total of 10 Units for $10,000.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan most of Southmark's assets, which included Southmark's interest in the Corporate General Partner, are being sold or liquidated for the benefit of the creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's property pursuant to an assignment of the existing property management agreement from the Southmark affiliates; and (d) an affiliate of McNeil purchased all Units owned by the Corporate General Partner or its affiliates.

On March 26, 1992, the limited partners approved a restructuring proposal providing for (i) the replacement of the Corporate General Partner and McNeil with the General Partner and (ii) the approval of a new property management agreement with McREMI, the Partnership's property manager.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $3,325 in cash, and common and preferred stock in the reorganized Southmark, which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $1,073, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $4,398.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1995, the Partnership owned one income-producing property as described in Item 2 - Properties. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. Pursuant to the Partnership Agreement, the Partnership reimbursed affiliates of the Corporate General Partner for such services rendered. Since February 14, 1991, the Partnership has been managed by the General Partner. See Item 8 - Note 2 - "Transactions with Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

On February 5, 1996, the Partnership executed a purchase agreement dated January 23, 1996 with BRE Properties, Inc. to sell to BRE the Sycamore Valley Apartments which represents substantially all of the assets of the Partnership. The gross purchase price for Sycamore Valley is $23,300,000, subject to certain adjustments. Consummation of the sale is subject to the satisfaction of certain conditions, including the approval of the limited partners of the Partnership for the sale of Sycamore Valley. The Partnership presently anticipates submitting the sale and the subsequent dissolution and termination of the Partnership for limited partner approval at a future meeting.

If the sale of Sycamore Valley is consummated and limited partners approve, the General Partner will commence the dissolution and termination of the Partnership. In connection with such dissolution and termination, the General Partner will liquidate any remaining assets, repay creditors and authorize distributions to the limited partners of the Partnership, including distributions of net proceeds from the sale of Sycamore Valley, in accordance with the terms of the Partnership Agreement of the Partnership. Neither the amount nor timing of any such distributions has been determined.

Until such approval is received, the Partnership will continue to preserve or increase the property's net operating income whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the property.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in the area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of its property. The impact of these risks on the Partnership is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for discussion of competitive conditions at the Partnership's property.

Other information:

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns a property having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $400 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the Limited Partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 2.48% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.      PROPERTIES
-------      ----------

The following table sets forth the remaining investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership in fee, subject to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Note Payable." During 1992, the Partnership exercised its option to purchase the land. See Item 8 - Note 4 - "Real Estate Investment" and Schedule III - "Real Estate Investments and Accumulated Depreciation." In the opinion of management, the property is adequately covered by insurance.


                                             Net Basis                           1995          Date
Property              Description           of Property          Debt        Property Tax    Acquired
--------              -----------           -----------      -----------     ------------    --------
Sycamore Valley
   Fountain           Apartments
   Valley, CA         440 units            $13,789,030       $11,358,707      $228,306         12/75



The following table sets forth the property's occupancy rate and rent per square foot for each of the last five years:

                                        1995           1994            1993           1992          1991
                                    -------------  -------------  --------------  -------------  -------
Sycamore Valley
---------------
   Occupancy Rate                         95%             98%            93%            91%        96%
   Rent Per Square Foot                $ 9.78          $ 9.36         $ 9.28         $ 9.56     $ 9.41


Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Sycamore Valley

Sycamore Valley has been affected by the declining California economy over the past three years. Average market rental rates have remained flat or declined, however, as a result of the capital renovation program, occupancy rates have risen from 91% in 1992 to 95% at the end of 1995. Occupancy rates for the local area average 90%. The renovation program, which addressed the dated appearance of the property, has made the property much more competitive in its market.

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark bankruptcy, see Item 1 - Business and Item 8 -
Note 7 - "Gain on Legal Settlement."

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)        Title of Class                          Number of Record Unit Holders

           Limited partnership units               1,797 as of February 16, 1996

(C)        Distributions  to  the  limited  partners  totaled  $760,009  in 1995 and $570,008 in 1994. No distributions were made to the General Partner. The distributions consisted of funds generated from operations. For further discussion of distributions and likelihood of their continuation, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.


Statements of                                                  Years Ended December 31,
                                       -----------------------------------------------------------------------
Operations                                1995           1994            1993           1992           1991
---------------                        ----------     ----------      ----------     ----------     ----------

Rental revenue...............         $ 4,051,346    $ 3,873,947     $ 3,840,256    $ 3,973,950    $ 3,899,180
Total revenue................           4,169,839      3,939,681       3,892,689      4,134,760      3,952,199
Net income...................             939,072        975,233         955,535      1,297,409      1,488,071


Net income per limited
  partnership unit...........         $     51.53    $     53.52     $     52.44    $     71.20     $    81.66
                                       ==========     ==========      ==========     ==========      =========


Distributions per limited
  partnership unit...........         $     41.71    $     31.28     $     63.03    $     19.19     $    60.19
                                       ==========     ==========      ==========     ==========      =========


                                                               As of December 31,
                                      ------------------------------------------------------------------------
Balance Sheets                             1995         1994           1993            1992            1991
--------------                        -----------    -----------     -----------    -----------     ----------

Real estate investment, net....       $         -    $13,923,671     $13,986,484    $13,748,828     $2,734,772
Asset held for sale............        13,789,030              -               -              -              -
Total assets...................        16,260,802     16,145,792      15,930,412     16,484,928      3,785,980
Mortgage note payable..........        11,358,707     11,424,420      11,664,326     11,954,748              -
Partners' equity...............         4,579,479      4,400,416       3,995,191      4,188,209      3,240,499


During 1992, the Partnership exercised its option to purchase the land underlying Sycamore Valley Apartments. The Partnership financed the purchase by obtaining a mortgage loan secured by Sycamore Valley Apartments. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 4 - "Real Estate Investment" and Item 8 - Note 5 - "Mortgage Note Payable."

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At the end of 1995, the Partnership owned one apartment property which is subject to a mortgage note.

On February 5, 1996, the Partnership executed a purchase agreement dated January 23, 1996 with BRE Properties, Inc. to sell to BRE the Sycamore Valley Apartments which represents substantially all of the assets of the Partnership. The gross purchase price for Sycamore Valley is $23,300,000, subject to certain adjustments. Consummation of the sale is subject to the satisfaction of certain conditions, including the approval of the limited partners of the Partnership for the sale of Sycamore Valley. The Partnership presently anticipates submitting the sale and the subsequent dissolution and termination of the Partnership for limited partner approval at a future meeting.

If the limited partners approve and the sale of Sycamore Valley is consummated, the General Partner will commence the dissolution and termination of the Partnership. In connection with such dissolution and termination, the General Partner will liquidate any remaining assets, repay creditors, pay to the General Partner a brokerage fee and subordinated incentive fee (See Note 2), and authorize distributions to the limited partners of the Partnership, including distributions of net proceeds from the sale of Sycamore Valley, in accordance with the terms of the Partnership Agreement of the Partnership. Neither the amount nor timing of any such distributions has been determined. The financial statements have not been prepared on the liquidation basis of accounting, as the sale is subject to limited partner approval.

During the three year period ended December 31, 1995, the Partnership experienced net income of $2,869,840 and has generated cash from operations of $4,220,969. The Partnership's only property, Sycamore Valley, continues to operate profitably and the Partnership's assets and liabilities have not changed significantly from their balances at December 31, 1994.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenues:

Total Partnership revenues for 1995 increased by $230,158 or 6% as compared to 1994 revenues. Rental revenue and interest income increased $177,399 and $48,361, respectively. The Partnership also recognized a gain on legal settlement of $4,398 as a result of the settlement with Southmark received in 1995.

Rental revenue for 1995 was $4,051,346 as compared to $3,873,947 for 1994. This increase is due to an increase in average occupancy of 2%, from 93% in 1994 to 95% in 1995. In addition to the increase in occupancy there was a decrease in discounts and concessions offered to the residents.

Interest income increased by $48,361 or 74% due to an increase in the interest rates and to greater average cash balances being invested in interest-bearing accounts.

Expenses:

Total Partnership expenses increased by $266,319 or 9% for the year ended December 31, 1995 as compared to the year ended 1994. Factors contributing to the increase in 1995 include increases in mortgage interest, depreciation, other operating expenses, general and administrative, and general and administrative-affiliates. The increases are offset only slightly by decreases in property taxes.

Mortgage interest expense increased $98,052 or 13% in 1995 as compared to 1994. The increase is due to increases in the variable interest rate on the mortgage note payable. The average interest rate during 1995 was 7.6% compared to 6.5% in 1994.

Depreciation expense increased $62,609 or 13% in 1995 as compared to 1994. This increase is due to the increase in capital improvements made at the property over the past few years. The Partnership made $397,178 and $406,397 in capital improvements in 1995 and 1994, respectively.

Other operating expenses increased 21% or $45,852 in 1995 as compared to 1994. The increase is primarily due to increases in earthquake insurance expense. Hazard insurance increased to $167,248 in 1995 from $98,449 in 1994. Decreases in other operating expenses were reflected in decreases in bad debt expense and marketing and leasing.

General and administrative expenses increased $49,591 in 1995 as compared to the same period in 1994. The increase was due to costs incurred by the Partnership in the third quarter of 1995 to evaluate and disseminate information regarding an unsolicited tender offer.

General and administrative-affiliates increased by $10,000 or 33% in 1995 as compared to the same period in 1994 due to an increase in Partnership management fees. These fees are based on distributions made to the limited partners which increased in 1995.

1994 compared to 1993

Revenues:

Total Partnership revenues for 1994 increased by $46,992 as compared to 1993. Rental revenue and interest income increased $33,691 and $13,301, respectively.

Rental revenue for 1994 was $3,873,947 as compared to $3,840,256 for 1993. This increase of $33,691 is due to an increase in average occupancy from 91% in 1993 to 93% in 1994.

Interest income increased by $13,301 during 1994 as compared to 1993 due to an increase in the interest rates and to greater average cash balances being invested in interest-bearing accounts.

Expenses:

Total Partnership expenses increased by $27,294 for the year ended December 31, 1994 as compared to the same period in 1993. Several factors contributed to the increase including increases in depreciation, property taxes and personnel expenses. These increases were offset by decreases in interest, repairs and maintenance, general and administrative, and general and administrative-affiliates expenses.

Depreciation expense increased $85,024 or 22% in 1994 as compared to 1993. This increase is due to the increase in capital improvements made at the property. During 1994, the Partnership made $406,397 in capital improvements.

Property taxes increased $37,794 or 18% during 1994 due to an increase in the assessed land value which taxes are based.

Repairs and maintenance decreased by $22,014 or 5% in 1994 as compared to 1993. During the last few years, the property underwent major renovations which in turn reduced the need for interior and exterior repairs. The property also experienced a reduction in plumbing repairs and supplies during 1994 as compared to 1993.

General and administrative expense decreased $21,340 or 38% in 1994 as compared to 1993 due to legal expenses incurred in 1993 which related to the 1992 purchase of land. No such expenses were incurred in 1994.

General and administrative - affiliates decreased by $30,450 or 50% in 1994 as compared to 1993 due to a decrease in Partnership management fees. These fees are based on distributions made to the limited partners which decreased in 1994 compared to 1993.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $1,448,315 in 1995 as compared to $1,473,245 in 1994. The decrease in operating cash flow in 1995 was due to the increase in the cash paid to suppliers and the amount of interest paid, which increased by $90,087 due to the increase in mortgage interest rates. The decrease in operating cash flow was partially offset by the increase in cash received from tenants.

During 1994, cash provided by operating activities increased to $1,473,245 as compared to $1,299,409 in 1993. The increase in 1994 was partially due to the increase in cash received from tenants and interest income as well as a reduction in the cash paid to suppliers and mortgage interest paid.

The   Partnership   expended   $397,178,   $406,397  and  $621,842  for  capital
improvements to Sycamore Valley in 1995, 1994 and 1993, respectively.

Short-term liquidity:

At December 31, 1995, the Partnership held $2,025,005 of cash and cash equivalents, up $225,415 since December 31, 1994. This balance provides for the working capital needs of the Partnership and allows for distributions to the limited partners. As discussed in Financial Conditions, the General Partner will seek limited partner approval for the sale of Sycamore Valley and to commence dissolution and termination of the Partnership. Until such approval is received, management will perform routine repairs and maintenance on the property to preserve and enhance its value in the market.

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will receive funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate March 30, 1997.

Long-term liquidity:

If operations should deteriorate and present resources not be adequate for current needs, the Partnership has no established lines of credit on which to draw for its working capital needs other than any available portion of the $5,000,000 revolving credit facility discussed above, and thus would require other sources of working capital. No such other sources have been identified.

Distributions:

During 1995, the limited partners received a cash distribution of $760,009. The distribution consisted of funds from operations. Any cash not required for current operations is expected to continue to be distributed to the Partners on the semi-annual schedule presently followed. In February 1996, a distribution of approximately $475,000 was made to the limited partners. Distributions will be subject to maintenance of adequate levels of cash reserves, and such distributions will only be available from cash generated from operations. See Financial Condition.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                        Page
                                                                       Number
                                                                       ------

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.........................     13

   Balance Sheets at December 31, 1995 and 1994.....................     14

   Statements of Income for each of the three years in the
      period ended December 31, 1995................................     15

   Statements of Partners' Equity for each of the three years
      in the period ended December 31, 1995.........................     16

   Statements of Cash Flows for each of the three years in the
      period ended December 31, 1995................................     17

   Notes to Financial Statements....................................     19

   Financial Statement Schedule -

         Schedule III - Real Estate Investment and Accumulated
         Depreciation...............................................     20


















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund V, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund V, Ltd. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 8 to the financial statements, in February 1996, the Partnership executed a purchase agreement to sell the Sycamore Valley Apartments, which represents substantially all of the assets of the Partnership. Consummation of the sale is subject to the satisfaction of certain conditions, including the approval of the Partnership's limited partners. If the sale of Sycamore Valley Apartments is consummated, the Partnership's general partner will commence the dissolution and termination of the Partnership. The accompanying financial statements have not been prepared on the liquidation basis of accounting, as the sale of Sycamore Valley Apartments is subject to limited partner approval.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund V, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  Arthur Andersen LLP


Dallas, Texas
   March 6, 1996

                         McNEIL REAL ESTATE FUND V, LTD.

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                        ----------------------------------
                                                                              1995                 1994
                                                                        --------------      --------------
ASSETS
------
Real estate investment:
   Land.....................................................           $             -      $   11,022,353
   Buildings and improvements...............................                         -           8,799,260
                                                                        --------------       -------------
                                                                                     -          19,821,613
   Less:  Accumulated depreciation..........................                         -          (5,897,942)
                                                                        --------------       -------------
                                                                                     -          13,923,671

Asset held for sale.........................................                13,789,030                   -

Cash and cash equivalents...................................                 2,025,005           1,799,590
Cash segregated for security deposits.......................                   144,797             145,245
Accounts receivable.........................................                     8,260               4,326
Prepaid expenses and other assets...........................                    61,414              31,953
Deferred borrowing costs (net of accumulated
   amortization of $29,037 and $20,326 at
   December 31, 1995 and 1994, respectively)................                   232,296             241,007
                                                                        --------------       -------------
                                                                       $    16,260,802      $   16,145,792
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable.......................................           $    11,358,707      $   11,424,420
Accounts payable............................................                    33,528              70,538
Accrued interest............................................                    72,090              63,663
Accrued expenses............................................                    48,936              21,617
Payable to affiliates - General Partner.....................                    15,734              17,212
Security deposits and deferred rental income................                   152,328             147,926
                                                                        --------------       -------------
                                                                            11,681,323          11,745,376
                                                                        --------------       -------------

Partners' equity:
   Limited partners - 20,000 limited partnership
     units authorized; 18,223 limited partnership
     units issued and outstanding...........................                 4,562,494           4,383,431
   General Partner..........................................                    16,985              16,985
                                                                        --------------       -------------
                                                                             4,579,479           4,400,416
                                                                        --------------       -------------
                                                                       $    16,260,802      $   16,145,792
                                                                        ==============       =============

                See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND V, LTD.

                              STATEMENTS OF INCOME


                                                             For the Years Ended December 31,
                                                     --------------------------------------------------
                                                          1995               1994               1993
                                                     ------------       ------------        -----------
Revenue:
   Rental revenue..........................          $  4,051,346       $  3,873,947        $ 3,840,256
   Interest................................               114,095             65,734             52,433
   Gain on legal settlement................                 4,398                  -                  -
                                                      -----------        -----------         ----------
     Total revenue.........................             4,169,839          3,939,681          3,892,689
                                                      -----------        -----------         ----------

Expenses:
   Interest................................               858,103            760,051            793,105
   Depreciation............................               531,819            469,210            384,186
   Property taxes..........................               228,306            246,049            208,255
   Personnel expenses......................               324,116            329,734            302,844
   Repairs and maintenance.................               437,311            436,209            458,223
   Property management fees -
     affiliates............................               200,509            193,145            197,010
   Utilities...............................               257,428            242,318            257,796
   Other property operating expenses.......               269,002            223,150            219,363
   General and administrative..............                84,173             34,582             55,922
   General and administrative -
     affiliates............................                40,000             30,000             60,450
                                                      -----------        -----------        -----------
     Total expenses........................             3,230,767          2,964,448          2,937,154
                                                      -----------        -----------        -----------

Net income.................................          $    939,072       $    975,233       $    955,535
                                                      ===========        ===========        ===========

Net income allocable to limited
   partners................................          $    939,072       $    975,233       $    955,535
Net income allocable to General
   Partner.................................                     -                  -                  -
                                                      -----------        -----------        -----------
Net income.................................          $    939,072       $    975,233       $    955,535
                                                      ===========        ===========        ===========

Net income per limited partnership
   unit....................................          $      51.53       $      53.52       $      52.44
                                                      ===========        ===========        ===========


Distribution per limited partnership
   unit....................................          $      41.71       $      31.28       $      63.03
                                                      ===========        ===========        ===========

                       See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND V, LTD.

                         STATEMENTS OF PARTNERS' EQUITY

              For the Years Ended December 31, 1995, 1994, and 1993


                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Equity
                                                 ---------------         ---------------       ---------------

Balance at December 31, 1992..............       $        16,985         $     4,171,224       $     4,188,209

Net income................................                     -                 955,535               955,535

Distributions.............................                     -              (1,148,553)           (1,148,553)
                                                  --------------          --------------        --------------

Balance at December 31, 1993..............                16,985               3,978,206             3,995,191

Net income................................                     -                 975,233               975,233

Distributions.............................                     -                (570,008)             (570,008)
                                                  --------------          ---------------       --------------

Balance at December 31, 1994..............                16,985               4,383,431             4,400,416

Net income................................                     -                 939,072               939,072

Distributions.............................                     -                (760,009)             (760,009)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............       $        16,985         $     4,562,494       $     4,579,479
                                                  ==============          ==============        ==============



















                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                              For the Years Ended December 31,
                                                  -----------------------------------------------------
                                                        1995               1994               1993
                                                  ---------------     --------------    ---------------

Cash flows from operating activities:
   Cash received from tenants..............        $    4,048,707     $    3,861,108    $     3,810,905
   Cash paid to suppliers..................            (1,407,627)        (1,231,286)        (1,306,641)
   Cash paid to affiliates.................              (241,987)          (225,384)          (253,860)
   Interest received.......................               114,095             65,734             52,433
   Interest paid...........................              (840,965)          (750,878)          (795,173)
   Gain on legal settlement................                 4,398                  -                  -
   Property taxes paid.....................              (228,306)          (246,049)          (208,255)
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             1,448,315          1,473,245          1,299,409
                                                    -------------      -------------     --------------

Net cash used in investing activities:
   Additions to real estate investment.....              (397,178)          (406,397)          (621,842)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     note payable..........................               (65,713)          (239,906)          (290,422)
   Distributions...........................              (760,009)          (570,008)        (1,148,553)
                                                    -------------      -------------     --------------
Net cash used in financing activities......              (825,722)          (809,914)        (1,438,975)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
   cash equivalents........................               225,415            256,934           (761,408)

Cash and cash equivalents at
     beginning of year.....................             1,799,590          1,542,656          2,304,064
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $    2,025,005     $    1,799,590    $     1,542,656
                                                    =============      =============     ==============




















                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities



                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1995               1994                1993
                                                   --------------     --------------      -------------

Net income.................................        $      939,072     $      975,233      $     955,535
                                                    -------------      -------------       ------------

Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation............................               531,819            469,210            384,186
   Amortization of deferred borrowing
     costs.................................                 8,711              8,711              7,117
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                   448            (26,166)            (1,754)
     Accounts receivable...................                (3,934)             3,178              9,020
     Prepaid expenses and other assets.....               (29,461)            (6,982)            15,301
     Deferred borrowing costs..............                     -                  -              1,080
     Accounts payable......................               (37,010)            32,361            (35,652)
     Accrued interest......................                 8,427                462            (10,265)
     Accrued ground lease..................                     -                  -            (45,179)
     Accrued proxy costs...................                     -                  -             (2,129)
     Accrued expenses......................                27,319             (2,425)             4,338
     Payable to affiliates - General
       Partner.............................                (1,478)            (2,239)             3,600
     Security deposits and deferred
       rental income.......................                 4,402             21,902             14,211
                                                    -------------      -------------     --------------

         Total adjustments.................               509,243            498,012            343,874
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $    1,448,315     $    1,473,245    $     1,299,409
                                                    =============      =============     ==============

















                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND V, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization

McNeil Real Estate Fund V, Ltd. (the "Partnership") was organized September 12, 1974, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992. Prior to March 26, 1992, Pacific Investors Corporation, a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership which was governed by an agreement of limited partnership dated September 12, 1974 (the "Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1995, the Partnership owned one income-producing property as described in Note 4 - Real Estate Investment.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investment
----------------------

The real estate investment is generally stated at the lower of cost or net realizable value. The real estate investment is monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Asset Held for Sale
-------------------

Asset held for sale is stated at the lower of cost or estimated realizable value.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Income.

Rental Revenue
--------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

Net income from Partnership operations is allocated to the partners in the same priorities as cash distributions from operations. Net income arising from the sale or other disposition of the Partnership's property is allocated to the partners in the same priorities as cash distributions arising from the sale of Partnership properties. Net losses of the Partnership are allocated 95% to the limited partners and 5% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributions to the partners are paid from operations of the Partnership's property, from sales or refinancing of the property, or from excess cash reserves maintained by the Partnership.

Distributions from operations of the Partnership's property are paid 100% to the limited partners.

Distributions from sales or refinancing of the Partnership's property or from excess cash reserves held by the Partnership are made in the following order:

(a) First to the limited partners in an amount that, when added to all prior distributions to the limited partners, equals (i) a 7% per annum cumulative return on the limited partners' adjusted invested capital and
       (ii) the limited partners' original invested capital; then,

(b) Second to an affiliate of the General Partner in payment of the real estate brokerage commission (see Note 2); then,

(c) Third to the limited partners in an amount equal to an additional 5% per annum cumulative return on their adjusted invested capital; then,

(d) Fourth to the General Partner in an amount equal to the subordinated incentive fee; then,

(e)    All the remaining distributions are paid to the limited partners.

During 1995, 1994 and 1993, the Partnership distributed cash from operations of $760,009, $570,008 and $1,148,553, respectively, to the limited partners. In February 1996, a distribution of approximately $475,000 was made to the limited partners.

No distributions were paid to the General Partner during the three years ended December 31, 1995.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit ("Units") is computed by dividing net income allocated to the limited partners by the number of Units outstanding. Per unit information has been computed based on 18,223 units outstanding for 1995, 1994, and 1993.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts of Sycamore Valley, the Partnership's residential property, to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services.

As compensation for administering the affairs of the Partnership, the General Partner receives a partnership management fee equal to 5% of cash from operations, as defined, but only if the limited partners receive distributions of cash from operations equal to a 6% per annum non-cumulative return on their adjusted invested capital. As shown in the table below, such fees were paid to or accrued for the General Partner in each of the three years ended December 31, 1995.

The Partnership is obligated to pay commissions for real estate brokerage services to an affiliate of the General Partner in connection with the sale of the Partnership's property. Such commissions shall not exceed the lesser of (i) the normal and competitive rate for similar services in the locality where the services are performed, (ii) 50% of the standard commission or (iii) one-half of the total acquisition fees which could have been paid to the General Partner under the terms of the Partnership Agreement. There were no such fees in 1995, 1994 and 1993.

Under the terms of the Partnership Agreement, the General Partner is also entitled to receive a subordinated incentive fee. This fee is an amount equal to 10% of the remaining cash from sales or refinancings, as defined, in excess of the cost of all partnership properties, as defined. The cash from sales or refinancing distributed to the limited partners has exceeded the subordination requirement. There were no such fees in 1995, 1994 and 1993. See Note 8.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1995                 1994               1993
                                                   --------------     --------------     --------------

Property management fees - affiliates......        $      200,509     $      193,145     $      197,010
Charged to general and
   administrative - affiliates:
   Partnership management fee..............                40,000             30,000             60,450
                                                    -------------      -------------      -------------
                                                   $      240,509     $      223,145     $      257,460
                                                    =============      =============      =============

Payable to affiliates - General Partner consists primarily of unpaid property management fees at December 31, 1995 and 1994. These payables are due and payable from current operations.

NOTE 3 - TAXABLE INCOME
-----------------------

McNeil Real Estate Fund V, Ltd. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $741,161 in 1995, $648,409 in 1994 and $625,886 in 1993.

NOTE 4 - REAL ESTATE INVESTMENT
-------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1995 and 1994 is set forth in the following table:

                                                   Buildings and       Accumulated         Net Book
       1994 (a)                     Land           Improvements        Depreciation          Value
       --------                --------------      ------------       --------------     ------------
Sycamore Valley
   Fountain Valley, CA         $   11,022,353      $  8,799,260       $  (5,897,942)     $ 13,923,671
                                =============       ===========        ============       ===========

(a) Sycamore is on the market for sale and therefore, at December 31, 1995, is recorded as an asset held for sale. See Note 8 - Subsequent Event.

NOTE 5 - MORTGAGE NOTE PAYABLE
------------------------------

On August 14, 1992, the Partnership borrowed $12,000,000 by mortgaging its Sycamore Valley property. The mortgage note is non-recourse and bears interest at a monthly variable rate equal to the Eleventh Federal Reserve District's Cost of Funds Index plus 2.5%. The mortgage note specifies that the interest rate may not go below a floor rate of 6.502% nor above a ceiling rate of 13.502%. The actual interest rate at December 31, 1995, 1994 and 1993 was 7.611%, 6.539% and 6.502%, respectively. Monthly debt service payments are adjusted annually to an amount necessary to fully amortize the loan over a thirty-year period. The monthly payment was adjusted from $74,166 to $79,728 effective October 1, 1995. The note matures on August 14, 2022.

Scheduled principal maturities of the mortgage note payable are as follows:


                  1996....................................             $    94,929
                  1997....................................                 102,416
                  1998....................................                 110,495
                  1999....................................                 119,210
                  2000....................................                 128,613
                  Thereafter..............................              10,803,044
                                                                        ----------
                    Total                                              $11,358,707
                                                                        ==========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $9,605,000 as of December 31, 1995.

NOTE 6 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, Ltd. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 3, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint)

     These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 4, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 4, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

5) Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 5, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6)   Warren  Heller  v. McNeil  Partners,  L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint)

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 6, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

7) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

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

NOTE 7 - GAIN ON LEGAL SETTLEMENT
---------------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark Corporation ("Southmark"), an affiliate of a previous general partner, for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $3,325 in cash, and common and preferred stock in the reorganized Southmark, which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $1,073, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $4,398.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

On February 5, 1996, the Partnership executed a purchase agreement dated January 23, 1996 with BRE Properties, Inc. to sell to BRE the Sycamore Valley Apartments which represents substantially all of the assets of the Partnership. The gross purchase price for Sycamore Valley is $23,300,000, subject to certain adjustments. Consummation of the sale is subject to the satisfaction of certain conditions, including the approval of the limited partners of the Partnership for the sale of Sycamore Valley. The Partnership presently anticipates submitting the sale and the subsequent dissolution and termination of the Partnership for limited partner approval at a future meeting.

If the limited partners approve and the sale of Sycamore Valley is consummated, the General Partner will commence the dissolution and termination of the Partnership. In connection with such dissolution and termination, the General Partner will liquidate any remaining assets, repay creditors, pay to the General Partner a brokerage fee and subordinated incentive fee (See Note 2), and authorize distributions to the limited partners of the Partnership, including distributions of net proceeds from the sale of Sycamore Valley, in accordance with the terms of the Partnership Agreement of the Partnership. Neither the amount nor timing of any such distributions has been determined. The financial statements have not been prepared on the liquidation basis of accounting, as the sale is subject to limited partner approval.

                         McNEIL REAL ESTATE FUND V, LTD.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                                                                   Cumulative            Costs
                                                        Initial Cost               Write-down         Capitalized
                            Related                             Buildings and     and Permanent        Subsequent
Description                 Encumbrances         Land           Improvements        Impairment       To Acquisition
----------------------     --------------    --------------    --------------     ------------     ----------------


Sycamore Valley
   Fountain Valley, CA     $   11,358,707    $            -    $            -     $          -     $           -
                            =============     =============     =============      ===========      ============













































                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND V, LTD.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1995

                                               Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------------------       --------------     --------------   ----------------    ----------------


Sycamore Valley
  Fountain Valley, CA        $          (b)     $          (b)   $     13,789,030    $          (b)
                               =============      =============    ===============     =============



(a) For Federal income tax purposes, the property is depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of the real estate investment for Federal income tax purposes was approximately $20,218,809 and accumulated depreciation was $6,373,332 December 31, 1995.

(b) Asset held for sale is stated at the lower of cost or net realizable value. Historical cost, net of accumulated depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Held for Sale."


































                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND V, LTD.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1995



                                Date of                     Date                Depreciable
Description                   Construction                Acquired              lives (years)
----------------------        ------------                --------              -------------
Sycamore Valley
   Fountain Valley, CA          1970                        12/75                   3-25













































                     See accompanying notes to Schedule III.

                         McNEIL REAL ESTATE FUND V, LTD.

                              Notes to Schedule III

                           Real Estate Investment and
                            Accumulated Depreciation


A summary of activity for real estate investment and accumulated depreciation is as follows:



                                                             For the Years Ended December 31,
                                                     --------------------------------------------------
                                                         1995               1994               1993
                                                     ------------       ------------       ------------
Real estate investment:
-----------------------

Balance at beginning of year...............          $ 19,821,613       $ 19,415,216       $ 18,793,374

Acquisition................................                     -                  -                  -

Improvements...............................               397,178            406,397            621,842

Reclassification to asset held for sale....           (20,218,791)                 -                  -
                                                      -----------        -----------        -----------

Balance at end of year.....................          $          -       $ 19,821,613       $ 19,415,216
                                                      ===========        ===========        ===========



Accumulated depreciation:
-------------------------

Balance at beginning of year...............          $  5,897,942       $  5,428,732       $  5,044,546

Depreciation...............................               531,819            469,210            384,186

Reclassification to asset held for sale....            (6,429,761)                 -                  -
                                                     ------------       ------------        -----------

Balance at end of year.....................         $           -      $   5,897,942       $  5,428,732
                                                     ============       ============        ===========



Asset held for sale:
--------------------

Balance at beginning of year...............         $           -

Reclassification to asset held for sale....            13,789,030
                                                     ------------

Balance at end of year.....................         $  13,789,030
                                                     ============


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------      -----------------------------------------------------------
             AND FINANCIAL DISCLOSURE
             ------------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A.  McNeil,            75        Mr. McNeil is also Chairman of the Board
Chairman of the                         and   Director  of  McNeil  Real  Estate
Board and Director                      Management, Inc. ("McREMI") which  is an
                                        affiliate  of   the   General   Partner.
                                        He   has  held  the foregoing  positions
                                        since the formation of  such   entity in
                                        1990.  Mr.  McNeil   received   his B.A.
                                        degree  from  Stanford  University    in
                                        1942      and      his    L.L.B.  degree
                                        from Stanford Law School in 1948.  He is
                                        a member of the State Bar of  California
                                        and  has  been  involved  in real estate
                                        financing since  the  late   1940's  and
                                        in     real      estate    acquisitions,
                                        syndications and dispositions since 1960.
                                        From  1986  until   active operations of
                                        McREMI  and McNeil Partners, L.P.  began
                                        in  February  1991,  Mr.  McNeil  was  a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the  Salk   Institute, which promotes
                                        research in improvements in health care.

Carole J. McNeil               52       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A.  McNeil,  of McNeil Investors,
Board                                   Inc.  Mrs.   McNeil has  twenty years of
                                        real estate  experience,  most  recently
                                        as a  private  investor  from   1986  to
                                        1993.  In 1982,  she  founded  Ivory   &
                                        Associates, a  commercial  real   estate
                                        brokerage   firm  in  San Francisco, CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate and analyst with   Marcus  and
                                        Millichap  in  San Francisco.  In  1978,
                                        Mrs. McNeil established Escrow  Training
                                        Centers, California's  first  accredited
                                        commercial training  program  for  title
                                        company escrow  officers and real estate
                                        agents  needing   college   credits   to
                                        qualify  for   brokerage  licenses.  She
                                        began  in  real  estate  as  Manager and
                                        Marketing  Director of  Title  Insurance
                                        and  Trust  in  Marin  County,  CA. Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief Executive
Director, President,                    Officer   and   Director of McREMI which
and Chief Executive                     is an affiliate of the General  Partner.
Officer                                 Prior to joining  McREMI in  March 1993,
                                        Mr. Reed was President,  Chief Operating
                                        Officer    and  Director  of  Duddlesten
                                        Management Corporation   and  Duddlesten
                                        Realty    Advisors,     Inc.,       with
                                        responsibility  for     a     management
                                        portfolio     of     office,     retail,
                                        multi-family and mixed-use land projects
                                        representing  $2 billion in asset value.
                                        He was  also  Chief  Operating  Officer,
                                        Director  and  member  of the  Executive
                                        Committee of all Duddlesten  affiliates.
                                        Mr.  Reed  started  with the  Duddlesten
                                        companies  in 1976 and  served as Senior
                                        Vice   President  and  Chief   Financial
                                        Officer and as Executive  Vice President
                                        and   Chief    Operating    Officer   of
                                        Duddlesten Management Corporation before
                                        his  promotion to President in 1982.  He
                                        was   President   and  Chief   Operating
                                        Officer of Duddlesten  Realty  Advisors,
                                        Inc.,  which  has been  engaged  in real
                                        estate   acquisitions,   marketing   and
                                        dispositions,  since  its  formation  in
                                        1989.

Ron K. Taylor                  38       Mr. Taylor is a Senior Vice President of
Vice President                          McREMI  and  has   been in this capacity
                                        since McREMI commenced active operations
                                        in 1991.  He also serves as Acting Chief
                                        Financial  Officer  of  McREMI since the
                                        resignation    of  Robert  C. Irvine  on
                                        January  31,  1996.    Mr.   Taylor   is
                                        primarily    responsible     for   Asset
                                        Management    functions    at    McREMI,
                                        including    property      dispositions,
                                        commercial leasing, real  estate finance
                                        and   portfolio  management.   Prior  to
                                        joining McREMI, Mr.  Taylor served as an
                                        Executive Vice President  for a national
                                        syndication/property management company.
                                        Mr. Taylor has been involved in the real
                                        estate industry since 1983.


Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group, as defined by Section 13(d) (3) of the Securities Exchange Act of 1934, known to the Partnership, is the beneficial owner of more than 5% of the Partnership's securities other than a group comprised of 13 limited partnerships which owns 1,078 Units (approximately 5.92% of the outstanding limited partnership units). The sole general partner of each partnership is Liquidity Financial Group, L.P., a California limited partnership whose sole general partner is Liquidity Financial Corporation, all of whose outstanding stock is owned by Richard G. Wollack and Brent R. Donaldson. The business address for each of the partnerships in the group is 2200 Powell Street, Suite 700, Emeryville, California, 94068.

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner collectively own 105 Units, which is less than 1% of the outstanding Units.

(C)      Change in control.

         None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts to McREMI, an affiliate of the General Partner, for providing property management services for the residential property. For the year ended December 31, 1995, the Partnership paid or accrued for McREMI $200,509 in property management fees.

As compensation for administering the affairs of the Partnership, the General Partner receives a partnership management fee equal to 5% of cash from operations, as defined, but only if the limited partners receive distributions of cash from operations equal to a 6% per annum non-cumulative return on their adjusted invested capital. For the year ended December 31, 1995, the Partnership paid to or accrued for the General Partner $40,000 in partnership management fees.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------      -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)           Exhibits

              Exhibit
              Number                        Description

              3.                            Partnership     Agreement      dated
                                            September 12, 1974 and  amended  and
                                            restated January 31, 1975. (1)

              3.1                           Amendment to the Amended Partnership
                                            Agreement, dated March 26, 1992. (2)

              10.1                          Promissory  Note,  dated  August 14,
                                            1992,   between   McNeil Real Estate
                                            Fund V, Ltd. and World  Savings  and
                                            Loan Association. (1)

              10.2                          Grant Deed,  dated August  27, 1992,
                                            between   BRE  Properties,  Inc. and
                                            McNeil Real Estate Fund V, Ltd. (1)

              10.3                          Property Management Agreement, dated
                                            October  1,  1993,  between   McNeil
                                            Real  Estate Fund V, Ltd. and McNeil
                                            Real Estate Management, Inc. (2)

              10.4                          Revolving  Credit  Agreement,  dated
                                            August  6,  1991,   between   McNeil
                                            Partners and McNeil Real Estate Fund
                                            V, Ltd. (2)

              11.                           Statement  regarding  computation of
                                            Net  Income  per limited partnership
                                            unit (see Item 8 - Note 1)

                  (1)                       Incorporated  by reference   to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund V, Ltd.  (File No.  0-8229), on
                                            Form   10-K  for  the  period  ended
                                            December  31,  1992, as  filed  with
                                            the    Securities    and    Exchange
                                            Commission on March 30, 1993.

                  (2)                       Incorporated  by  reference  to  the
                                            Annual  Report of McNeil Real Estate
                                            Fund V, Ltd.  (File No.  0-8229), on
                                            Form  10-K  for   the  period  ended
                                            December   31,   1993,   as    filed
                                            with  the  Securities  and  Exchange
                                            Commission on March 30, 1994.

              27.                           Financial Data Schedule for the year
                                            ended December 31, 1995.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                         McNEIL REAL ESTATE FUND V, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   McNEIL REAL ESTATE FUND V, LTD.


                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner




March 29, 1996                                      By:  /s/  Robert A. McNeil
--------------                                          -------------------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 1996                                     By:  /s/  Donald K. Reed
--------------                                          -----------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Ron K. Taylor
--------------                                          -----------------------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.




March 29, 1996                                     By:  /s/  Brandon K. Flaming
--------------                                          -----------------------------------------------------
Date                                                    Brandon K. Flaming
                                                           Chief Accounting Officer of McNeil Investors, Inc.

