Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND V LTD
filed 1996-05-15
CIK 64310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended                       March 31, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-8229




                         MCNEIL REAL ESTATE FUND V, LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                        94-6356980
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)




              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
- --------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code     (214)  448-5800
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         MCNEIL REAL ESTATE FUND V, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                             1996                1995
                                                                       ---------------      --------------
ASSETS
- ------

Asset held for sale.........................................           $    13,789,030      $   13,789,030

Cash and cash equivalents...................................                 1,933,577           2,025,005
Cash segregated for security deposits.......................                   145,438             144,797
Accounts receivable.........................................                     2,694               8,260
Prepaid expenses and other asset............................                    41,684              61,414
Deferred borrowing costs (net of accumulated
   amortization of $31,215 and $29,037 at
   March 31, 1996 and December 31, 1995,
   respectively)............................................                   230,118             232,296
                                                                        --------------       -------------
                                                                       $    16,142,541      $   16,260,802
                                                                        ==============       =============
LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Mortgage note payable.......................................           $    11,335,136      $   11,358,707
Accounts payable............................................                     3,717              33,528
Accrued interest............................................                    71,156              72,090
Accrued property taxes......................................                    60,900                   -
Accrued expenses............................................                    34,502              48,936
Payable to affiliates - General Partner.....................                    42,038              15,734
Security deposits and deferred rental revenue...............                   162,449             152,328
                                                                        --------------       -------------
                                                                            11,709,898          11,681,323
                                                                        --------------       -------------

Partners' equity:
   Limited partners - 20,000 limited partnership
     units authorized; 18,223 limited partnership
     units outstanding......................................                 4,415,658           4,562,494
   General Partner..........................................                    16,985              16,985
                                                                        --------------       -------------
                                                                             4,432,643           4,579,479
                                                                        --------------       -------------
                                                                       $    16,142,541      $   16,260,802
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND V, LTD.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           --------------     --------------
Revenue:
   Rental revenue...................................                       $    1,024,210     $    1,035,205
   Interest.........................................                               27,231             25,899
                                                                            -------------      -------------
     Total revenue..................................                            1,051,441          1,061,104
                                                                            -------------      -------------

Expenses:
   Interest.........................................                              216,858            203,705
   Depreciation.....................................                                    -            125,361
   Property taxes...................................                               60,900             60,186
   Personnel expenses...............................                               86,064             90,850
   Utilities........................................                               76,865             81,557
   Repairs and maintenance..........................                              108,950             89,755
   Property management fees - affiliates............                               51,466             51,777
   Other property operating expenses................                               70,111             58,740
   General and administrative.......................                               27,062              7,104
   Partnership management fee.......................                               25,000             15,000
                                                                            -------------      -------------
     Total expenses.................................                              723,276            784,035
                                                                            -------------      -------------

Net income..........................................                       $      328,165     $      277,069
                                                                            =============      =============

Net income allocable to limited partners............                       $      328,165     $      277,069
Net income allocable to General Partner.............                                    -                  -
                                                                            -------------      -------------
Net income..........................................                       $      328,165     $      277,069
                                                                            =============      =============

Net income per limited partnership unit.............                       $        18.00     $        15.20
                                                                            =============      =============

Distributions per limited partnership unit..........                       $        26.06     $        15.64
                                                                            =============      =============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND V, LTD.

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 --------------          --------------        --------------
Balance at December 31, 1994..............       $       16,985          $    4,383,431        $    4,400,416

Net income................................                    -                 277,069               277,069

Distributions.............................                    -                (285,008)             (285,008)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $       16,985          $    4,375,492        $    4,392,477
                                                  =============           =============         =============


Balance at December 31, 1995..............       $       16,985          $    4,562,494        $    4,579,479

Net income................................                    -                 328,165               328,165

Distributions.............................                    -                (475,001)             (475,001)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $       16,985          $    4,415,658        $    4,432,643
                                                  =============           =============         =============







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

                         MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                            Three Months Ended
                                                                                 March 31,
                                                                -------------------------------------------
                                                                       1996                     1995
                                                                -------------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        1,039,410        $      1,035,443
   Cash paid to suppliers............................                     (393,721)               (349,424)
   Cash paid to affiliates...........................                      (50,162)                (67,583)
   Interest received.................................                       27,231                  25,899
   Interest paid.....................................                     (215,614)               (196,354)
   Property taxes paid...............................                            -                 (60,186)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      407,144                 387,795
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                            -                 (59,044)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (23,571)                (31,473)
   Distributions.....................................                     (475,001)               (285,008)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (498,572)               (316,481)
                                                                 -----------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                      (91,428)                 12,270

Cash and cash equivalents at beginning of
   year..............................................                    2,025,005               1,799,590
                                                                 -----------------          --------------

Cash and cash equivalents at end of year.............           $        1,933,577         $     1,811,860
                                                                 =================          ==============



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

                         MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                            Three Months Ended
                                                                                  March 31,
                                                                  ---------------------------------------
                                                                        1996                    1995
                                                                  ----------------        ---------------
Net income...........................................             $        328,165        $       277,069
                                                                   ---------------         --------------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating activities:
   Depreciation......................................                            -                 125,361
   Amortization of deferred borrowing costs..........                        2,178                   2,178
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (641)                   (637)
     Accounts receivable.............................                        5,566                   2,123
     Prepaid expenses and other assets...............                       19,730                 (31,058)
     Accounts payable................................                      (29,811)                 (7,435)
     Accrued interest................................                         (934)                  5,173
     Accrued property taxes..........................                       60,900                       -
     Accrued expenses................................                      (14,434)                 14,653
     Payable to affiliates - General Partner.........                       26,304                    (806)
     Security deposits and deferred rental
       revenue.......................................                       10,121                   1,174
                                                                   ---------------          --------------

       Total adjustments.............................                       78,979                 110,726
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        407,144         $       387,795
                                                                   ===============          ==============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND V, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund V, Ltd. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------

Property management fees.............................             $         51,466         $        51,777
Partnership management fees..........................                       25,000                  15,000
                                                                   ---------------          --------------
                                                                  $         76,466         $        66,777
                                                                   ===============          ==============

NOTE 4.
- -------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Sycamore Valley is currently classified as an asset held for sale, no depreciation was taken in 1996.

NOTE 5.
- -------

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
- -------------------

The  Partnership  was formed to  acquire,  operate and  ultimately  dispose of a
portfolio  of  income-producing   real  properties.   At  March  31,  1996,  the
Partnership owned one apartment property which is subject to a mortgage note.

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

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues decreased by $9,663 or 1% for the three months ended March 31, 1996. Rental revenue decreased $10,995 and interest income increased $1,332.

Rental revenue for the first three months of 1996 was $1,024,210 as compared to $1,035,205 for the same period in 1995. The decrease in rental revenue for the three months ended March 31, 1996 is due to a decrease in the occupancy rate of the property. The occupancy rate decreased from 98% in March of 1995 to 96% in March of 1996.

Expenses:

Total Partnership expenses decreased by $60,759 or 8% the first three months of 1996 as compared to the same period in 1995. The most significant decreases occurred in depreciation and utilities. The total decrease in expense was offset by increases in mortgage interest, repair and maintenance, other property operating, general and administrative, and partnership management fees.

Interest expense for the three months ended March 31, 1996 increased $13,153 or 6% as compared to 1995. The increase is due to an increase in the index used to calculate interest expense on the mortgage. The mortgage note interest rate increased from 6.8% at March 31, 1995 to 7.6% at March 31, 1996.

The Partnership did not recognize any depreciation expense during the first quarter of 1996 as a result of the adoption of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Utility expense decreased $4,692 or 6% for the three months ended March 31, 1996 as compared to the same period in 1995. The decrease is related to the installation of newer, more efficient boilers at the property.

Repair and maintenance expenses increased $19,195 or 21%, for the three months ended 1996 as compared to the same period in 1995. The increase is due to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996.

Other property operating expenses increased $11,371 or 19% for the three months ended March 31, 1996 as compared to 1995 due to the increase in earthquake insurance for Sycamore Valley. This increase was partially offset by decreases in bad debt, office supplies and eviction costs.

General and administrative expenses increased $19,958 for the three months ended March 31, 1996 as compared to the same period last year. The increase was due to proxy costs and professional fees incurred by the Partnership relating to the proposed sale of Sycamore Valley.

Partnership management fee increased by $10,000 or 67% for the three months ended March 31, 1996 due to an increase in Partnership management fees. These fees are based on distributions made to the limited partners which increased in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $407,144 for the first three months of 1996 as compared to $387,795 in 1995. This increase is due to the timing of the payment of the property taxes which is partially offset by the increase in cash paid to suppliers and the increase in interest paid.

The Partnership expended $59,044 for capital improvements to Sycamore Valley in 1995.

The Partnership distributed $475,001 and $285,008 to the limited partners in 1996 and 1995, respectively. Principal payments on the mortgage note payable declined by $7,902 in 1995 as compared to the same period last year. This decline is due to the reduction in the mortgage payment and the increase in the interest rate.

Short-term liquidity:

At March 31, 1996, the Partnership held $1,933,577 of cash, down $91,428 since December 31, 1995. This balance provides for the working capital needs of the Partnership and allows for distributions to the limited partners. As discussed in Financial Conditions, the General Partner will seek limited partner approval for the sale of Sycamore Valley and to commence dissolution and termination of the Partnership. Until such approval is received, management will perform routine repairs and maintenance on the property to preserve and enhance its value in the market.

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will receive funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate March 30, 1997.

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

Distributions:

During 1996, the limited partners received a cash distribution of $475,001. The distribution consisted of funds from operations. Any cash not required for current operations is expected to continue to be distributed to the Partners on the semi-annual schedule presently followed. Distributions will be subject to maintenance of adequate levels of cash reserves, and such distributions will only be available from cash generated from operations.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)  Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Partnership Agreement dated September 12, 1974 and amended and restated January 31, 1975. (1)

         11.                        Statement   regarding   computation  of  Net
                                    Income per  limited  partnership  unit:  Net
                                    income  per  limited   partnership  unit  is
                                    computed by dividing net income allocated to
                                    the  limited   partners  by  the  number  of
                                    limited partnership units outstanding. Per unit information has been computed based on 18,223 limited partnership units outstanding in 1996 and 1995.

         27. Financial Data Schedule for the quarter ended March 31, 1996.

         (1) Incorporated by reference to the Annual Report of McNeil Real Estate Fund V, Ltd. on Form 10-K for the period ended December 31, 1990, as filed with the Securities and Exchange Commission on March 29, 1991.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                         McNEIL REAL ESTATE FUND V, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND V, LTD.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



May 15, 1996                   By: /s/ Donald K. Reed
- -------------------                ---------------------------------------------
Date                               Donald K. Reed
                                   President and Chief Executive Officer



May 15, 1996                   By: /s/ Ron K. Taylor
- -------------------                ---------------------------------------------
Date                               Ron K. Taylor
                                   Acting Chief Financial Officer of
                                    McNeil Investors, Inc.




May 15, 1996                   By: /s/ Brandon K. Flaming
- -------------------                ---------------------------------------------
Date                               Brandon K. Flaming
                                   Chief Accounting Officer of McNeil
                                    Real Estate Management, Inc.