Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND V LTD
filed 1996-08-14
CIK 64310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended                June 30, 1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION  REPORT   PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-8229
                            -------



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

                         MCNEIL REAL ESTATE FUND V, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,         December 31,
                                                                             1996                1995
                                                                       ---------------      --------------
ASSETS
- ------
Asset held for sale.........................................           $    13,789,030      $   13,789,030

Cash and cash equivalents...................................                 2,162,076           2,025,005
Cash segregated for security deposits.......................                   146,074             144,797
Accounts receivable.........................................                         -               8,260
Prepaid expenses and other asset............................                    22,341              61,414
Escrow deposits.............................................                       929                   -
Deferred borrowing costs (net of accumulated
   amortization of $33,393 and $29,037 at
   June 30, 1996 and December 31, 1995,
   respectively)............................................                   227,940             232,296
                                                                        --------------       -------------
                                                                       $    16,348,390      $   16,260,802
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Mortgage note payable.......................................           $    11,307,207      $   11,358,707
Accounts payable............................................                    18,367              33,528
Accrued interest............................................                    69,172              72,090
Accrued expenses............................................                    27,838              48,936
Payable to affiliates - General Partner.....................                    16,735              15,734
Security deposits and deferred rental revenue...............                   165,641             152,328
                                                                        --------------       -------------
                                                                            11,604,960          11,681,323
                                                                        --------------       -------------

Partners' equity:
   Limited partners - 20,000 limited partnership
     units authorized; 18,223 limited partnership
     units outstanding......................................                 4,726,445           4,562,494
   General Partner..........................................                    16,985              16,985
                                                                        --------------       -------------
                                                                             4,743,430           4,579,479
                                                                        --------------       -------------
                                                                       $    16,348,390      $   16,260,802
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND V, LTD.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                             Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,009,202     $    1,014,810    $    2,033,412     $    2,050,015
   Interest......................             27,562             27,889            54,793             53,788
   Gain on legal settlement......                  -              4,398                 -              4,398
                                       -------------      -------------     -------------      -------------
     Total revenue...............          1,036,764          1,047,097         2,088,205          2,108,201
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            211,451            216,408           428,309            420,113
   Depreciation..................                  -            125,361                 -            250,722
   Property taxes................             65,249             53,457           126,149            113,643
   Personnel expenses............             78,498             77,413           164,562            168,263
   Utilities.....................             53,079             62,661           129,944            144,218
   Repairs and maintenance.......            145,373            123,312           254,323            213,067
   Property management
     fees - affiliates...........             50,254             50,415           101,720            102,192
   Other property operating
     expenses....................             76,648             59,721           146,759            118,461
   General and administrative....             45,425              7,394            72,487             14,498
   Partnership management
     fee.........................                  -                  -            25,000             15,000
                                       -------------      -------------     -------------      -------------
     Total expenses..............            725,977            776,142         1,449,253          1,560,177
                                       -------------      -------------     -------------      -------------

Net income.......................     $      310,787     $      270,955    $      638,952     $      548,024
                                       =============      =============     =============      =============

Net income allocable to
   limited partners..............     $      310,787     $      270,955    $      638,952     $     548,024
Net income allocable to
   General Partner...............                  -                  -                 -                  -
                                       -------------      -------------     -------------      -------------
Net income.......................     $      310,787     $      270,955    $      638,952     $      548,024
                                       =============      =============     =============      =============

Net income per limited
   partnership unit..............     $        17.06     $        14.87    $        35.06     $        30.07
                                       =============      =============     =============      =============

Distributions per limited
   partnership unit..............     $            -     $            -    $        26.06     $        15.64
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND V, LTD.

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Equity
                                                 --------------          ---------------       ---------------
Balance at December 31, 1994..............       $       16,985          $    4,383,431        $    4,400,416

Net income................................                    -                 548,024               548,024

Distributions.............................                    -                (285,008)             (285,008)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $       16,985          $    4,646,447        $    4,663,432
                                                  =============           =============         =============


Balance at December 31, 1995..............       $       16,985          $    4,562,494        $    4,579,479

Net income................................                    -                 638,952               638,952

Distributions.............................                    -                (475,001)             (475,001)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $       16,985          $    4,726,445        $    4,743,430
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

                         MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                              Six Months Ended
                                                                                   June 30,
                                                                -------------------------------------------
                                                                       1996                      1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        2,052,539         $     2,054,693
   Cash received from legal settlement...............                            -                   4,398
   Cash paid to suppliers............................                     (765,021)               (733,718)
   Cash paid to affiliates...........................                     (125,719)               (117,890)
   Interest received.................................                       54,793                  53,788
   Interest paid.....................................                     (426,871)               (406,933)
   Property taxes paid...............................                     (126,149)               (113,643)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      663,572                 740,695
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                            -                (203,017)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (51,500)                (38,062)
   Distributions.....................................                     (475,001)               (285,008)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (526,501)               (323,070)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                      137,071                 214,608

Cash and cash equivalents at beginning of
   year..............................................                    2,025,005               1,799,590
                                                                 -----------------          --------------

Cash and cash equivalents at end of year.............           $        2,162,076         $     2,014,198
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

                         MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                              Six Months Ended
                                                                                   June 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Net income...........................................             $        638,952         $       548,024
                                                                   ---------------          --------------

Adjustments to reconcile net income to  net cash
   provided  by  operating activities:
   Depreciation......................................                            -                 250,722
   Amortization of deferred borrowing costs..........                        4,356                   4,356
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,277)                  1,726
     Accounts receivable.............................                        8,260                   1,931
     Prepaid expenses and other assets...............                       39,073                 (59,885)
     Escrow deposits.................................                         (929)                      -
     Accounts payable................................                      (15,161)                (27,236)
     Accrued interest................................                       (2,918)                  8,824
     Accrued expenses................................                      (21,098)                 12,214
     Payable to affiliates - General Partner.........                        1,001                    (698)
     Security deposits and deferred rental
       revenue.......................................                       13,313                     717
                                                                   ---------------          --------------

       Total adjustments.............................                       24,620                 192,671
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        663,572         $       740,695
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                     Six Months Ended
                                                         June 30,
                                                ------------------------
                                                   1996           1995
                                                ---------      ---------

Property management fees...........             $ 101,720      $ 102,192
Partnership management fees........                25,000         15,000
                                                 --------       --------
                                                $ 126,720      $ 117,192
                                                 ========       ========
NOTE 4.
- -------

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

NOTE 5.
- -------

On February 5, 1996, the Partnership executed a purchase agreement dated January 23, 1996 with BRE Properties, Inc. to sell to BRE the Sycamore Valley Apartments which represents substantially all of the assets of the Partnership. The gross purchase price for Sycamore Valley is $23,085,000, subject to certain adjustments. Consummation of the sale is subject to the satisfaction of certain conditions, including the approval of the limited partners of the Partnership for the sale of Sycamore Valley. The Partnership filed a 14A Proxy Statement on August 9, 1996, submitting the sale and the subsequent dissolution and termination of the Partnership for limited partner approval at a meeting on September 10, 1996.

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

NOTE 6.
- -------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At June 30, 1996, the Partnership owned one apartment property which is subject to a mortgage note.

On February 5, 1996, the Partnership executed a purchase agreement dated January 23, 1996 with BRE Properties, Inc. to sell to BRE the Sycamore Valley Apartments which represents substantially all of the assets of the Partnership. The gross purchase price for Sycamore Valley is $23,085,000, subject to certain adjustments. Consummation of the sale is subject to the satisfaction of certain conditions, including the approval of the limited partners of the Partnership for the sale of Sycamore Valley. The Partnership filed a 14A Proxy Statement on August 9, 1996, submitting the sale and the subsequent dissolution and termination of the Partnership for limited partner approval at a meeting on September 10, 1996.

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

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues decreased by $19,996 or 1% for the six months ended June 30, 1996. Rental revenue decreased $16,603 and interest income increased $1,005.

Rental revenue for the first six months of 1996 was $2,033,412 as compared to $2,050,015 for the same period in 1995. The decrease in rental revenue for the six months ended June 30, 1996 is due to a decrease in the occupancy rate of the property. The occupancy rate decreased from 96% in June of 1995 to 94% in June of 1996.

Expenses:

Total Partnership expenses decreased by $110,924 or 7% the first six months of 1996 as compared to the same period in 1995. The most significant decreases occurred in depreciation and utilities. The total decrease in expense was offset by increases in property taxes, repair and maintenance, other property operating, general and administrative, and partnership management fees.

The Partnership did not recognize any depreciation expense during 1996 as a result of the adoption of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Property tax expense for the six and three months ended June 30, 1996 increased $12,506 or 11% and $11,792 or 22%, respectively, as compared to 1995.

Utility expense decreased $14,274 or 10% and $9,582 or 15% for the six and three months ended June 30, 1996, respectively, as compared to the same period in 1995. The decrease is related to the installation of newer, more efficient boilers at the property.

Repair and maintenance expenses increased $41,256 or 19% and $22,061 or 18% for the six and three months ended 1996, respectively, as compared to the same period in 1995. The increase is due to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996.

Other property operating expenses increased $28,298 or 24% for the six months ended June 30, 1996 as compared to 1995 due to the increase in earthquake insurance for Sycamore Valley. This increase was partially offset by decreases in personnel costs and office supplies.

General and administrative expenses increased $57,989 for the six months ended June 30, 1996 as compared to the same period last year. The increase was due to proxy costs and professional fees incurred by the Partnership relating to the proposed sale of Sycamore Valley.

Partnership management fee increased by $10,000 for the six months ended June 30, 1996. These fees are based on distributions made to the limited partners which increased in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities, which generated $663,572 for the first six months of 1996 as compared to $740,695 in 1995. This decrease is due to the an increase in the payment of the property taxes, cash paid to suppliers, and the increase in interest paid.

The Partnership expended $203,017 for capital improvements to Sycamore Valley in 1995.

The Partnership distributed $475,001 and $285,008 to the limited partners in 1996 and 1995, respectively. Principal payments on the mortgage note payable increased by $13,438 in 1996 as compared to the same period last year.

Liquidity:

At June 30, 1996, the Partnership held $2,162,076 of cash, up $137,071 since December 31, 1995. This balance provides for the working capital needs of the Partnership and allows for distributions to the limited partners. As discussed in Financial Conditions, the General Partner will seek limited partner approval for the sale of Sycamore Valley and to commence dissolution and termination of the Partnership. Until such approval is received, management will perform routine repairs and maintenance on the property to preserve and enhance its value in the market.

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will receive funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate March 30, 1997.

If the proposed sale is not consummated and operations should deteriorate and present resources not be adequate for current needs, the Partnership has no established lines of credit on which to draw for its working capital needs other than any available portion of the $5,000,000 revolving credit facility discussed above, and thus would require other sources of working capital. No such other sources have been identified.

Distributions:

During 1996, the limited partners received a cash distribution of $475,001. The distribution consisted of funds from operations. During the third quarter of 1996, the Partnership anticipates making a distribution totaling $570,000 to the limited partners of record as of August 1, 1996. If the proposed sale is consummated, the General Partner currently intends to commence liquidation of the Partnership. However, the General Partner has not yet determined the precise timing and actual amount of distributions to the limited partners that would occur after the consummation of the proposed sale and in connection with the liquidation of the Partnership.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

On August 9, 1996, the Partnership filed a Schedule 14A Proxy Statement seeking the approval of the limited partners for the proposed sale of the only remaining property and the liquidation of the Partnership.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1996.

         (1) Incorporated by reference to the Annual Report of McNeil Real Estate Fund V, Ltd. on Form 10-K for the period ended December 31, 1990, as filed with the Securities and Exchange Commission on March 29, 1991.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                        Mc NEIL REAL ESTATE FUND V, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND V, LTD.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



August 14, 1996                By: /s/ Donald K. Reed
- --------------------              ----------------------------------------------
Date                              Donald K. Reed
                                  President and Chief Executive Officer



August 14, 1996                By: /s/  Ron K. Taylor
- --------------------               ---------------------------------------------
Date                               Ron K. Taylor
                                   Acting Chief Financial Officer of
                                   McNeil Investors, Inc.




August 14, 1996                By: /s/  Brandon K. Flaming
- ---------------------              ---------------------------------------------
Date                               Brandon K. Flaming
                                   Chief Accounting Officer of McNeil Real
                                   Estate Management, Inc.