Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND V LTD
filed 1996-11-14
CIK 64310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended          September 30, 1996
                            ----------------------------------------------------


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



              13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code    (972)  448-5800
                                                   -----------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                         MCNEIL REAL ESTATE FUND V, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,       December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------
Asset held for sale.........................................           $             -      $   13,789,030

Cash and cash equivalents...................................                13,326,655           2,025,005
Cash segregated for security deposits.......................                         -             144,797
Accounts receivable.........................................                    90,411               8,260
Prepaid expenses and other asset............................                    10,667              61,414
Deferred borrowing costs (net of accumulated
   amortization of $29,037 at December 31, 1995, ...........                         -             232,296
                                                                        --------------       -------------
                                                                       $    13,427,733      $   16,260,802
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage note payable.......................................           $             -      $   11,358,707
Accounts payable............................................                    20,383              33,528
Accrued interest............................................                         -              72,090
Accrued expenses............................................                     5,731              48,936
Payable to affiliates - General Partner.....................                 1,329,390              15,734
Security deposits and deferred rental revenue...............                         -             152,328
                                                                        --------------       -------------
                                                                             1,355,504          11,681,323
                                                                        --------------       -------------

Partners' equity:
   Limited partners - 20,000 limited partnership
     units authorized; 18,223 limited partnership
     units outstanding......................................                12,055,244           4,562,494
   General Partner..........................................                    16,985              16,985
                                                                        --------------       -------------
                                                                            12,072,229           4,579,479
                                                                        --------------       -------------
                                                                       $    13,427,733      $   16,260,802
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                         MCNEIL REAL ESTATE FUND V, LTD.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      819,341     $    1,000,943    $    2,852,753     $    3,050,958
   Interest......................             58,670             31,593           113,463             85,381
   Gain on disposition of real
     estate......................          8,861,334                  -         8,861,334                  -
   Gain on legal settlement......                  -                  -                 -              4,398
                                       -------------      -------------     -------------      -------------
     Total revenue...............          9,739,345          1,032,536        11,827,550          3,140,737
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            173,041            219,284           601,350            639,397
   Depreciation..................                  -            138,281                 -            389,003
   Property taxes................             45,237             57,586           171,386            171,229
   Personnel expenses............             93,690             83,689           258,252            251,952
   Utilities.....................             55,263             68,430           185,207            212,648
   Repairs and maintenance.......            139,594            120,267           393,917            333,334
   Property management ..........
     fees - affiliates...........             39,572             49,057           141,292            151,249
   Other property operating .....
     expenses....................             72,841             70,381           219,600            188,842
   General and administrative....             31,106             52,806           103,593             67,304
   Partnership management .......
     fee.........................             30,000                  -            55,000             15,000
   Subordinated incentive fee....          1,160,198                  -         1,160,198                  -
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,840,542            859,781         3,289,795          2,419,958
                                       -------------      -------------     -------------      -------------

Net income.......................     $    7,898,803     $      172,755    $    8,537,755     $      720,779
                                       =============     ==============     =============      =============

Net income allocable to
   limited partners..............     $    7,898,803     $      172,755    $    8,537,755     $      720,779
Net income allocable to
   General Partner...............                  -                  -                 -                  -
                                       -------------      -------------     -------------      -------------
Net income.......................     $    7,898,803     $      172,755    $    8,537,755     $      720,779
                                       =============      =============     =============      =============
Net income per limited
   partnership unit..............     $       433.45     $         9.48    $       468.51     $        39.55
                                       =============      =============     =============      =============
Distributions per limited
   partnership unit..............     $        31.80     $            -    $        57.35     $        15.64
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

                         MCNEIL REAL ESTATE FUND V, LTD.

                         STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                 Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners              Equity
                                                 ---------------        ---------------        --------------

Balance at December 31, 1994..............       $       16,985         $     4,383,431        $    4,400,416

Net income................................                    -                 720,779               720,779

Distributions.............................                    -                (285,008)             (285,008)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $       16,985         $     4,819,202        $    4,836,187
                                                  =============          ==============         =============


Balance at December 31, 1995..............       $       16,985         $     4,562,494        $    4,579,479

Net income................................                    -               8,537,755             8,537,755

Distributions.............................                    -              (1,045,005)           (1,045,005)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $       16,985         $    12,055,244        $   12,072,229
                                                  =============          ==============         =============















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

                         MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                              September 30,
                                                                -------------------------------------------
                                                                       1996                      1995
                                                                -------------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................           $        2,763,682         $     3,049,002
   Cash received from legal settlement...............                            -                   4,398
   Cash paid to suppliers............................                   (1,166,783)             (1,082,929)
   Cash paid to affiliates...........................                      (42,834)               (167,252)
   Interest received.................................                      113,463                  85,381
   Interest paid.....................................                     (667,633)               (624,029)
   Property taxes paid...............................                     (171,386)               (113,642)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      828,509               1,150,929
                                                                 -----------------          --------------

Cash flows provided by (used in) investing activities:
   Additions to real estate investments..............                            -                (287,669)
   Proceeds from disposition of real estate..........                   22,876,852                       -
                                                                 -----------------          --------------
Net cash provided by (used by)
    investing activities.............................                   22,876,852                (287,669)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                      (83,834)                (43,463)
   Retirement of mortgage note due to
     disposition of real estate......................                  (11,274,872)                      -
   Distributions.....................................                   (1,045,005)               (285,008)
                                                                 -----------------          --------------
Net cash used in financing activities................                  (12,403,711)               (328,471)
                                                                 -----------------          --------------

Net increase in cash and cash equivalents............                   11,301,650                 534,789

Cash and cash equivalents at beginning of
   year..............................................                    2,025,005               1,799,590
                                                                 -----------------          --------------

Cash and cash equivalents at end of year.............           $       13,326,655         $     2,334,379
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

                         MCNEIL REAL ESTATE FUND V, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Nine Months Ended
                                                                                September 30,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Net income...........................................             $      8,537,755         $       720,779
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation......................................                            -                 389,003
   Amortization of deferred borrowing costs..........                        5,807                   6,533
   Gain on disposition of real estate................                   (8,861,334)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      144,797                   1,288
     Accounts receivable.............................                      (82,151)                   (549)
     Prepaid expenses and other assets...............                       50,747                 (45,989)
     Accounts payable................................                      (13,145)                (35,547)
     Accrued interest................................                      (72,090)                  8,835
     Accrued property taxes..........................                            -                  57,587
     Accrued expenses................................                      (43,205)                 51,799
     Payable to affiliates - General Partner.........                    1,313,656                  (1,003)
     Security deposits and deferred rental
       revenue.......................................                     (152,328)                  1,807
                                                                   ---------------          --------------

       Total adjustments.............................                   (7,709,246)                430,150
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        828,509         $     1,150,929
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

                               September 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

The Partnership is obligated to pay commissions for real estate brokerage services to an affiliate of the General Partner in connection with the sale of the Partnership's property. Such commissions shall not exceed the lesser of (i) the normal and competitive rate for similar services in the locality where the services are performed, (ii) 50% of the standard commission or (iii) one-half of the total acquisition fees which could have been paid to the General Partner under the terms of the Partnership Agreement. The Partnership has accrued a $163, 070 agent fee relating to the sale of Sycamore Valley.

Under the terms of the Partnership Agreement, the General Partner is also entitled to receive a subordinated incentive fee. This fee is an amount equal to 10% of the remaining cash from sales or refinancings, as defined, in excess of the cost of all partnership properties, as defined. The cash from sales or refinancing distributed to the limited partners has exceeded the subordination requirement. The Partnership has accrued a $1,160,198 subordinated incentive fee relating to the sale of Sycamore Valley.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                           1996         1995
                                                        -----------   ----------

Charged to gain in disposition of real estate:
   Agent fee.........................................   $   163,070   $       -
Property management fees.............................       141,292     151,249
Partnership management fees..........................        55,000      15,000
Subordinated incentive fee...........................     1,160,198           -
                                                         ----------    ---------
                                                        $ 1,519,560   $  166,249
                                                         ==========    =========
NOTE 4.
-------

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

NOTE 5.
-------

On September 11, 1996, the Partnership sold Sycamore Valley Apartments to an unaffiliated buyer for a cash sales price of $23,050,000. Cash proceeds from this transaction, as well as the gain on sale of Sycamore Valley Apartments are detailed below.

                                                             Gain on Sale    Cash Proceeds
                                                             --------------  -------------
    Cash sales price................................         $  23,085,000   $  23,085,000
    Selling costs...................................             (208,148)        (208,148)
    Basis of deferred borrowing costs written off...             (226,488)
    Basis of real estate sold.......................           (13,789,030)
                                                              ------------

    Gain on sale....................................         $   8,861,334
                                                              ============

    Proceeds from disposition of real estate........                            22,876,852
    Retirement of mortgage note.....................                           (11,274,872)
                                                                              ------------

    Net cash proceeds...............................                         $  11,601,980
                                                                              ============

The selling costs above include an agent fee payable to General Partner in the amount of $163,070.

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

NOTE 6.
-------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. On September 11, 1996, the
Partnership sold Sycamore Valley Apartments, the last property in the Partnership's portfolio.

The General Partner will commence the dissolution and termination of the Partnership. In connection with such dissolution and termination, the General Partner will liquidate any remaining assets, repay creditors, pay to the General Partner a brokerage fee and subordinated incentive fee (See Note 3), and authorize distributions to the limited partners of the Partnership, including distributions of net proceeds from the sale of Sycamore Valley, in accordance with the terms of the Partnership Agreement of the Partnership. Neither the amount nor timing of any such distributions has been determined.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $8,686,813 for the nine months ended September 30, 1996. Rental revenue decreased $198,205 and interest income increased $48,082. The Partnership also recognized a $8,861,334 gain on disposition of real estate for the nine months ended September 30, 1996.

Rental revenue for the first nine months of 1996 were $2,852,753 as compared to $3,050,958 for the same period in 1995. The decrease in rental revenue for the nine months ended September 30, 1996 is due to the sale of Sycamore Valley on September 11, 1996.

Expenses:

Total Partnership expenses increased by $869,837 or 36% the first nine months of 1996 as compared to the same period in 1995. This increase is primarily due to the subordinated incentive fee as a result of the sale of Sycamore Valley on September 11, 1996. Other increases in expenses include repair and maintenance, other property operating, general and administrative, and partnership management fees. These increases were somewhat offset by decreases occurring in depreciation expense and utilities.

The Partnership did not recognize any depreciation expense during 1996 as a result of the adoption of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Utility expense decreased $27,441 or 13% and $13,167 or 19% for the nine and three months ended September 30, 1996, respectively, as compared to the same period in 1995. The decrease is related to the installation of newer, more efficient boilers at the property.

Repair and maintenance expenses increased $27,441 or 13% and $13,167 or 19% for the nine and three months ended 1996, respectively, as compared to the same period in 1995. The increase is due to the replacement of carpeting and appliances, which met the Partnership's criteria for capitalization based on the magnitude of replacements in 1995, but were expensed in 1996.

Other property operating expenses increased $30,758 or 16% for the nine months ended September 30, 1996 as compared to 1995 due to the increase in earthquake insurance for Sycamore Valley. This increase was partially offset by decreases in personnel costs and office supplies.

General and administrative expenses increased $36,289 for the nine months ended September 30, 1996 as compared to the same period last year. The increase was due to proxy costs and professional fees incurred by the Partnership relating to the sale of Sycamore Valley.

Partnership management fee increased by $40,000 for the nine months ended September 30, 1996. These fees are based on distributions made to the limited partners which increased in 1996 compared to 1995.

As a result of the sale of Sycamore Valley in September 1996, the Partnership has accrued an subordinated incentive fee in the amount of $1,160,198 payable to the General Partner.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated cash flow from operating activities of $828,509 for the first nine months of 1996 as compared to $1,150,929 in 1995. This decrease is due to the an increase in the payment of the property taxes, cash paid to suppliers, and the increase in interest paid. Also, cash received from tenant decreased as a result of the sale of Sycamore Valley.

The Partnership expended $287,669 for capital improvements to Sycamore Valley in 1995. The Partnership received proceeds of $22,876,852 as a result of the sale of Sycamore Valley.

The Partnership distributed $1,045,001 and $285,008 to the limited partners in 1996 and 1995, respectively. Principal payments on the mortgage note payable increased by $40,371 in 1996 as compared to the same period last year. The Partnership also retired the $11,274,872 mortgage note on Sycamore Valley as a result of the sale.

Liquidity:

At September 30, 1996, the Partnership held $13,326,655 of cash an increase of $11,301,650 as a result of the sale of Sycamore Valley on September 11, 1996.

Distributions:

During 1996, the limited partners received a cash distribution of $1,045,005. The distribution consisted of funds from operations. The General Partner currently intends to commence liquidation of the Partnership. However, the General Partner has not yet determined the precise timing and actual amount of distributions to the limited partners that would occur after the consummation of the proposed sale and in connection with the liquidation of the Partnership.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. vs. High River Limited Partnership, Riverdale Investors Corp., Inc., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

On August 12, 1996 High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

On October 17, 1996, the presiding judge denied the partnerships requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River, filed documents with the Securities and Exchange Commission disclosing that High River had amended the previously disclosed letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The amendment provided, among other things, that due to the approved liquidation of the Partnership, High River's obligation to tender for units is terminated.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1996.

         (1) Incorporated by reference to the Annual Report of McNeil Real Estate Fund V, Ltd. on Form 10-K for the period ended December 31, 1990, as filed with the Securities and Exchange Commission on March 29, 1991.

(b) Reports on Form 8-K. A Form 8-K was filed on September 23, 1996, relating to the sale of Sycamore Valley and the subsequent dissolution of the Partnership.

                         McNEIL REAL ESTATE FUND V, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND V, LTD.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



November 14, 1996                    By: /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



November 14, 1996                    By: /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.




November 14, 1996                     By: /s/  Brandon K. Flaming
-----------------                        ---------------------------------------
Date                                     Brandon K. Flaming
                                         Chief Accounting Officer of McNeil
                                           Real Estate Management, Inc.